Form 10-Q
period 2011-09-30
VADDA ENERGY CORP
filed 2011-11-21
CIK 1082492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-28171

VADDA ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Florida	27-0471741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1660 S. Stemmons Freeway, Suite 440 Lewisville, Texas	75067
(Address of principal executive offices)	(Zip Code)

(214) 222-6500
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The number of shares outstanding of the issuer's common stock was 104,235,236 as of October 31, 2011.

VADDA ENERGY CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

VADDA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets:
Cash	$827,916	$1,836,957
Accounts receivable - net	66,356	95,678
Deferred federal income tax - current	813,365	813,365
Prepaid drilling costs	650,745	-
Total current assets	2,358,382	2,746,000

Property and equipment:
Oil and gas properties, using successful efforts method of accounting:
Proved properties	2,155,500	2,130,500
Other property and equipment	287,561	248,342
Less: Accumulated depletion and depreciation	(467,615)	(356,488)
Property and equipment, net	1,975,446	2,022,354

Goodwill	2,740,171	2,740,171
Prepayment to operator	1,832,500	1,832,500
Other assets	159,462	120,573

Total Assets	$9,065,961	$9,461,598

Liabilities & Equity:
Accounts payable and accrued liabilities	$261,035	$294,319
Payable to affiliate	44,986	-
Income tax payable	19,179	19,179
Deferred revenue	4,992,074	3,923,974
Total current liabilities	5,317,274	4,237,472

Notes payable	25,249	-
Asset retirement obligation liability	160,162	160,162
Deferred federal income taxes - long-term	497,027	1,007,262
Total long-term liabilities	682,438	1,167,424

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 150,000,000 shares authorized; 104,235,236 and 104,235,236 issued and outstanding as of September 30, 2011 and December 31, 2010	104,235	104,235
Additional paid-in capital	6,948,359	6,948,359
Accumulated deficit	(3,089,964)	(2,224,116)
Total Vadda stockholders' equity	3,962,630	4,828,478
Deficit attributable to noncontrolling interests	(896,381)	(771,776)
Total Equity	3,066,249	4,056,702

Total Liabilities and Equity	$9,065,961	$9,461,598

See Accompanying Notes to Unaudited Consolidated Financial Statements.

VADDA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Natural gas and oil sales	108,339	116,929	325,136	438,135
	108,339	116,929	325,136	438,135
Costs and Expenses:
Lease operating expense	43,124	54,930	137,805	133,220
General and administrative	594,734	583,001	1,577,036	1,384,735
Depletion and depreciation	43,409	31,999	111,006	96,384
	681,267	669,930	1,825,847	1,614,339

Operating loss	(572,928)	(553,001)	(1,500,711)	(1,176,204)

Other income (expense):
Other	3	-	25	-

Loss before income taxes	(572,925)	(553,001)	(1,500,686)	(1,176,204)

Income tax benefit	(193,653)	(188,020)	(510,233)	(399,909)

Net loss	(379,272)	(364,981)	(990,453)	(776,295)

Net loss attributable to noncontrolling interests	$(67,729)	$(81,505)	$(124,605)	$(144,785)

Net loss attributable to Vadda common stockholders	$(311,543)	$(283,476)	$(865,848)	$(631,510)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	104,235,236	104,235,236	104,235,236	104,154,271

See Accompanying Notes to Unaudited Consolidated Financial Statements.

VADDA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(990,453)	$(776,295)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	111,006	96,384
Deferred tax benefit	(510,233)	(399,909)
Changes in operating assets and liabilities:
Account receivable	29,322	(68,576)
Prepaid drilling costs	(650,745)	(652,021)
Other assets	(38,890)	-
Accounts payable and accrued liabilities	(33,286)	(454,087)
Payable to affiliate	44,986	-
Other deferred liabilities	-	215,961
Deferred revenues	1,068,100	2,026,349
Net cash used in operating activities	(970,193)	(12,194)

Cash flows from investing activities:
Additions to property and equipment	(64,097)	(11,297)
Net cash used in investing activities	(64,097)	(11,297)

Cash flows from financing activities:
Debt Issuance Texas Capital Bank	30,000	-
Payments on notes payable	(4,751)	-
Sale of common stock, net of offering costs $14,936	-	260,898
Net cash provided by financing activities	25,249	260,898

Net change in cash	(1,009,041)	237,407
Cash balance, beginning of period	1,836,957	758,457
Cash balance, end of period	$827,916	$995,864

See Accompanying Notes to Unaudited Consolidated Financial Statements.

VADDA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Vadda Energy Corporation ("Vadda") was originally incorporated in Florida in 1997. The foregoing consolidated financial statements include the accounts of Vadda, its wholly-owned subsidiary, Mieka Corporation ("Mieka") and Mieka LLC, a variable interest entity ("VIE"), which collectively are referred to as "Company".  All significant intercompany balances and transactions have been eliminated and all normal recurring adjustments have been recorded that are necessary for a fair presentation of the information contained herein.

The accompanying interim consolidated financial statements and related notes are presented in accordance with U.S. generally accepted accounting principles and are expressed in U.S dollars, and have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnotes have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2010 and 2009, and notes thereto contained in the Company's audited financial report filed as part of Form 10. The results of operations for such periods are not necessarily indicative of the results expected for a full year or any future period.

We are an independent developer and producer of natural gas and oil, with operations in Pennsylvania, Kentucky, Ohio and New York.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and Gas Producing Activities

Our oil and gas producing activities were accounted for using the successful efforts method of accounting. Costs to acquire leasehold rights in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.  Costs to drill exploratory wells that do not find proved reserves, delay rentals and geological and geophysical costs are expensed.

We earn carried working interests in wells drilled by joint ventures that we manage. Upon the successful completion of a well, such joint ventures are assigned leasehold rights on acreage that comprises the legal spacing for such well. The joint ventures typically pay 100% of the drilling and completion costs. The Company also intends to have ownership in wells drilled in the Marcellus Shale on leases in which the joint ventures do not participate.

Depletion and Depreciation

Estimates of natural gas and oil reserves utilized in the calculation of depletion are prepared using certain assumptions. Reserve estimates are based upon existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.  Natural gas and oil reserve estimates are inherently imprecise and are subject to change as more current information becomes available. Capitalized costs are depleted and amortized using the units of production method, based upon reserve estimates.

Impairments

The carrying value of oil and gas properties is assessed for possible impairment on at least an annual basis, or as circumstances warrant, based on geological analysis or changes in proved reserve estimates. When impairment occurs, an adjustment is recorded as a reduction of the asset carrying value.

Asset Retirement Obligations

A provision has been recorded for the estimated liability for the plugging and abandonment of natural gas and oil wells at the end of their productive lives. The liability and the associated increase in the related asset are recorded in the period in which the asset retirement obligation, or ARO, is incurred. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

The estimated liability is calculated using the estimated remaining lives of the wells based on reserve estimates and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free rate. At the time of abandonment, we recognize a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs.

Goodwill

At September 30, 2011 and December 31, 2010, the Company had $2,740,171 of goodwill related to the acquisition of certain oil and gas joint ventures on December 1, 2009.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Intangible Asset Impairment Testing. Our analysis consists of two steps. Step 1 tests the company for impairment by comparing the fair value of equity to the book value of equity. If the fair value is less than the book value, then Step 2 analysis must be performed. If the fair value of goodwill is less than its carrying amount, impairment is recorded based on the difference. The Company annually assesses the carrying value of goodwill for impairment. No impairment loss was recorded for the nine months ended September 30, 2011 or the year ended December 31, 2010.

Turnkey Drilling Revenue Recognition

The Company is the managing venturer of various oil and gas drilling joint ventures. In this role the Company enters into turnkey drilling agreements with operators whereby a profit is earned by arranging the drilling and completion of prospect wells funded by the individual joint ventures. In accordance with FASB ASC 605, “Revenue Recognition,” revenue is deferred until wells are completed as producing wells or determined to be nonproductive. The associated drilling costs of wells are deferred until revenue is recognized. As of September 30, 2011 and December 31, 2010, the Company had $4,992,074 and $3,923,974, respectively, in deferred turnkey drilling revenue.  The Company had deferred drilling costs related to turnkey agreements in the amount of $650,745 as of September 30, 2011.

No drilling costs are incurred by the Company for its carried working interests retained in wells drilled by managed joint ventures.

Estimates of Proved Oil and Gas Reserves

The Commission adopted revisions to its required oil and gas reporting disclosures. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The revised disclosure requirements must be incorporated in this report and in our annual reports on Form 10-K.  The following amendments have the greatest likelihood of affecting our reserve disclosures:

Pricing mechanism for oil and gas reserves estimation - The Commission’s prior rules required proved reserve estimates to be calculated using prices as of the end of the period and held constant over the life of the reserves. The revised rules require reserve estimates to be calculated using a 12-month average price. Price changes can still be incorporated to the extent defined by contractual arrangements. The use of a 12-month average price rather than a single-day price is expected to reduce the impact on reserve estimates.

The revised rules also amend the definition of proved oil and gas reserves to include reserves located beyond development spacing areas that are immediately adjacent to developed spacing areas if economic recoverability can be established with reasonable certainty. These revisions are designed to permit the use of alternative technologies to establish proved reserves in lieu of requiring companies to use specific tests. In addition, they establish a uniform standard of reasonable certainty that applies to all proved reserves, regardless of location or distance from producing wells. Because the revised rules generally expand the definition of proved reserves, proved reserve estimates could increase in the future based upon adoption of the revised rules.

Unproved reserves - The Commission’s prior rules prohibited disclosure of reserve estimates other than proved in documents filed with the Commission. The revised rules permit disclosure of probable and possible reserves and provide definitions of probable reserves and possible reserves. Disclosure of probable and possible reserves is optional. We are not including any disclosures pertaining to probable or possible reserves.

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) 2010-03, Extractive Industries-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosure. This ASU amends the FASB accounting standards to align the reserve calculation and disclosure requirements with the requirements in the new Commission Rule, Modernization of Oil and Gas Reporting Requirements. The ASU is effective for reporting periods ending on or after December 31, 2009.

NOTE 3 – INCOME TAXES

The Company computes quarterly income taxes under the effective tax rate method based on applying an anticipated annual effective rate to our quarterly net income (loss), except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three and nine months ended September 30, 2011 our overall effective tax rate on pre-tax income from operations used was the statutory rate of 34%.  Based on net losses for the three and nine months ended September 30, 2011 and 2010 the Company estimated income tax benefit of $193,653 and $188,020 and $510,233 and $399,909, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2011, Daro and Anita Blankenship, principal shareholders of the Company, received aggregate compensation from the Company of $43,998 and $36,858, respectively. During the nine months ended September 30, 2011, Daro and Anita Blankenship received aggregate compensation from the Company of $72,924 and $72,784, respectively.

NOTE 5 – LEASES

The Company previously leased office space under the terms of a lease that expired on June 30, 2011 and was required to pay monthly lease payments of $8,715. Operating lease rental expenses attributable to the Company’s office lease for the three months and nine months ended September 30, 2011 were $39,219 and $95,865, respectively. The company is currently making month to month payments of $13,073.

NOTE 6 – NOTES PAYABLE

In June 2011 the Company obtained an installment loan in the principal amount of $30,000 to purchase oil and gas accounting software. Under the terms of the loan agreement the Company has a monthly payment obligation of $1,338 until June 2013 at an interest rate of 6.5% until maturity.

NOTE 7 - VARIABLE INTERESTS ENTITIES (VIE)

In June 2009, the FASB amended its guidance on accounting for variable interest entities. The accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2010. Among other things, the guidance requires more qualitative than quantitative analyses to determine the primary beneficiaries of variable interest entities, requires continuous assessments of whether reporting entities are the primary beneficiaries of variable interest entities, and amends certain guidance for determining whether entities are variable interest entities. Under the guidance, variable interest entities must be consolidated if reporting entities have both the power to direct the activities of the variable interest entities that most significantly impact the economic performance of the variable interest entities and the obligation to absorb losses or the right to receive benefits from the variable interest entities that could potentially be significant to the variable interest entities. This accounting guidance was effective for the Company on January 1, 2010, and was applied prospectively.

Management performs an analysis of the Company’s variable interests to determine if those type interests are held in other entities. The analysis primarily is based on a qualitative review, but also includes quantitative considerations in evaluating the variable interests. Qualitative analyses are performed based on an evaluation of the design by the entity, its organizational structure, to include decision-making ability, and financial arrangements. When used to supplement qualitative analyses, quantitative analyses are based on forecasted cash flows of the entity.

GAAP requires reporting entities to consolidate variable interest entities when they have variable interests that provide a controlling financial interest in variable interest entities. Entities that consolidate variable interest entities are referred to as primary beneficiaries.

Mieka LLC (VIE), an entity under common control of the Company, was evaluated as a variable interest entity of the Company. The VIE is owned by the President and Chief Executive Officer and the Chairwoman and Executive Vice President of the Company. These two officers are also the beneficial owners of approximately 80% of the Company’s capital stock. The VIE’s only source of revenue is from the drilling of oil and gas wells contracted with the Company through certain turnkey contracts entered into by the Company. The relationship was evaluated to determine if the arrangement gave the Company a variable interest in a variable interest entity, and to determine whether the Company was the primary beneficiary that would result in consolidating the VIE.

The Company was considered to be the primary beneficiary as a result of the obligation to absorb losses that could be significant to the VIE. Additionally, since future revenue for the VIE is dependent upon the Company entering into future turnkey contracts or drilling programs, the Company directs activities that most significantly impact economic performance of the VIE. The Company was determined to be the primary beneficiary of the VIE and the VIE has been included in the consolidated financial statements.

The table below reflects the amount of assets and liabilities from the VIE included in our consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
Assets:
Cash	$692,364	$26,088
Accounts receivable from affiliates	423,898	207,564
Prepaid drill costs	650,745
Other assets	36,700	36,700
Property and equipment, net	55,455	-
Total assets	$1,859,162	$270,352

Liabilities & Equity:
Accounts payable and accrued liabilities	$-	$100,009
Deferred revenue	2,730,294	963,154
Notes payable	25,249	-
Total liabilities	$2,755,543	$1,063,163

Retained earnings (accumulated deficit)	$(896,381)	$(792,811)
Total stockholders’ equity	(896,381)	(792,811)

Total Liabilities and Stockholders’ Equity	$1,859,162	$270,352

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, as used in this report, "Vadda," "we," "us," "our," or the "Company" refer, collectively, to Vadda Energy Corporation, Mieka Corporation and Mieka LLC.  Mieka is a Delaware corporation and a wholly-owned subsidiary of Vadda.  Mieka LLC is a Delaware limited liability company and a variable interest entity under common control with Vadda and Mieka.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements other than historical fact and give our current expectations or forecasts of future events.  They may include estimates of natural gas and oil reserves, expected natural gas and oil production and future expenses, assumptions regarding future natural gas and oil prices, planned capital expenditures, and anticipated asset acquisitions and sales, as well as statements concerning anticipated cash flow and liquidity, business strategy and other plans and objectives for future operations.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties.  Factors that could cause actual results to differ materially from expected results include:

●	the volatility of natural gas and oil prices;
●	the limitations our level of cash flow or ability to raise capital may have on our operational and financial flexibility;
●	declines in the values of our natural gas and oil properties resulting in impairments;
●	the availability of capital on an economic basis to fund reserve replacement costs;
●	our ability to replace reserves and sustain production;
●	uncertainties inherent in estimating quantities of natural gas and oil reserves and projecting future rates of production and the timing of development expenditures;
●	inability to generate profits or achieve targeted results in our drilling and well operations;
●	leasehold terms expiring before production can be established;
●	drilling and operating risks, including potential environmental liabilities associated with hydraulic fracturing;
●	changes in legislation and regulation adversely affecting our industry and our business;
●	general economic conditions negatively impacting us and our business counterparties; and
●	transportation capacity constraints and interruptions that could adversely affect our cash flow.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information.  We urge you to carefully review and consider the disclosures made in this report and our other filings with the Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Vadda is a publicly-held, independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate our revenues and cash flows from two primary sources: profits from the difference between the amounts we received in turnkey fees from joint ventures we manage and our actual costs to conduct the joint ventures’ operations, and proceeds from the sale of oil and gas production on properties we hold.

Strategy

We are currently focused on discovering and developing unconventional natural gas plays in the Marcellus Shale and Utica Shale formations in southwestern Pennsylvania and eastern Ohio.  Although we expect to continue developing oil reserves in Kentucky and also plan to develop oil reserves in eastern Ohio and southern New York, we plan to focus our long-term growth strategy primarily on building cash flows from natural gas reserves on lease acreage in the Marcellus Shale.  We believe this strategy will create greater value for investors.

As part of this strategy, we formed the following joint ventures which are managed by Mieka:

2009 Mieka PA Westmoreland/Marcellus Shale Project I

The 2009 Mieka PA Westmoreland/Marcellus Shale Project I ("Marcellus I JV") was formed in June 2010 and represented our first drilling joint venture targeting wells in the Marcellus Shale formation.  The Marcellus I JV was formed to participate in the drilling of two oil and gas wells in Westmoreland County, Pennsylvania. Mieka also holds a carried working interest in the wells, outside of the venture. One of the wells was completed in December 2010 and the other has been drilled and is scheduled to be completed during the late fourth quarter of 2011 or early first quarter of 2012.

2010 Mieka PA/WestM/Marcellus Project II

The 2010 Mieka PA/WestM/Marcellus Project II ("Marcellus II JV") was formed in January 2011. The Marcellus II JV was formed to participate in the drilling one horizontal and one vertical oil and gas well in Westmoreland County, Pennsylvania. Mieka also holds a carried working interest in the wells, outside of the venture.  The first well has been drilled and is scheduled to be completed during the late fourth quarter of 2011 or early first quarter of 2012.

Results of Operations

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Revenues.  Natural gas and oil sales, which represented 100% of total revenues for both quarters, decreased $8,590 to $108,339 for the current quarter from $116,929 for the prior quarter, primarily as a result of decreased natural gas prices and decreased total natural gas and oil production.

Costs and Expenses.  Total costs and expenses increased $11,337 to $681,267 for the current quarter from $669,930 for the prior quarter, due primarily to increased depletion and depreciation and general and administrative expenses, offset by decreased lease operating expense.

Depletion and depreciation expense increased to $43,409 for the current quarter from $31,999 for the prior quarter.  General and administrative expenses increased to $594,734 for the current quarter from $583,001 for the prior quarter, due primarily to increased legal and accounting costs relating to public reporting obligations. Lease operating expenses decreased to $43,124 for the current quarter from $54,930 for the prior quarter.

Net Loss.  Net loss was $379,272 for the current quarter as compared to $364,981 for the prior quarter.  Net loss represents a consolidated net loss, $67,729 and $81,505 of which was attributable to Mieka LLC in the three month periods ended September 30, 2011 and 2010, respectively.  See the accompanying Unaudited Consolidated Statements of Operations for the three months ended September 30, 2011.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Total Revenues.  Natural gas and oil sales, which represented 100% of total revenues for both periods, decreased $112,999 to $325,136 for the current period from $438,135 for the prior period, primarily as a result of decreased natural gas prices and decreased total natural gas and oil production.

Costs and Expenses.  Total costs and expenses increased $211,508 to $1,825,847 for the current period from $1,614,339 for the prior period, due primarily to increased general and administrative expenses and, to a lesser extent, increased depletion and depreciation expense.

General and administrative expenses increased to $1,577,036 for the current period from $1,384,735 for the prior period, due primarily to increased legal and accounting costs relating to public reporting obligations.  Depletion and depreciation expense increased to $111,006 for the current period from $96,384 for the prior period.

Net Loss.  Net loss was $990,453 for the current period as compared to $776,295 for the prior period.  Net loss represents a consolidated net loss, $124,605 and $144,785 of which was attributable to Mieka LLC in the nine month periods ended September 30, 2011 and 2010, respectively.  See the accompanying Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Sources and Uses of Funds

Cash flow from operations is a significant source of liquidity. We generate our operating cash flow from two primary sources:

●
Turnkey oil and gas drilling joint ventures, from which we generally receive turnkey fees (which generate profits to the extent the turnkey price we charge to the joint ventures exceeds the actual costs necessary to acquire leases and drill, test and complete wells for such joint ventures) and carried working interests in such wells (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as interests in such joint ventures purchased by the Company (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil); and

●
Natural gas and oil sales, which are generally attributable to working interests owned and held directly by us in wells on producing oil and gas properties (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil) and carried working interests in such wells (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil) , as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue and cash flow to the extent such wells produce natural gas and oil).

Cash and cash equivalents were $827,916 as of September 30, 2011, as compared to $995,864 as of September 30, 2010.  Net cash used in operating activities was $970,193 for the nine months ended September 30, 2011, as compared to $12,194 for the comparable period of 2010.

Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as impairments of assets, depreciation, depletion and amortization and deferred income taxes.  For example, changes in production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations.  See the discussion herein under "Results of Operations."

Although our long-term growth strategy calls for an increased focus on our own natural gas and oil operations and we intend to rely less on turnkey drilling revenues in the future, we expect to continue our reliance on these sources of liquidity in the future.

We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties.  We use cash provided by our natural gas sales, as well as cash provided by our turnkey drilling revenues.  We have historically obtained most of the capital to fund expenditures related to our turnkey drilling ventures from the sale of interests in such joint ventures to outside participants.  Since 2001, we have raised approximately $34.9 million from outside investors in 29 joint ventures, which drilled approximately 214 oil and gas wells.

However, we believe our ability to raise capital from outside investors through joint ventures is partially dependent upon the ability of the investors to deduct intangible drilling costs on their federal income tax returns.  If the tax code is changed to eliminate or significantly limit this deduction, it could materially adversely affect our ability to fund our turnkey drilling operations and our turnkey drilling revenues.

In addition to cash flows from operations, we have historically obtained capital through sales of common stock of the Company and may seek to generate additional capital through the issuance of debt or equity securities of the Company in the future, including sales of convertible preferred stock, senior notes, contingent convertible senior notes and common stock of the Company.

Net cash provided by financing activities was $25,249 for the nine months ended September 30, 2011, compared to $260,898 for the comparable period of 2010.  These financing activities reflect borrowings from Texas Capital Bank in 2011 and the net proceeds from sales of our common stock in 2010.  During the nine months ended September 30, 2010, we engaged in sales of our common stock in private placements for aggregate net cash proceeds of $260,898.

Although we typically retain a significant degree of control over the timing of our capital expenditures, we may not always be able to defer or accelerate certain capital expenditures to address any potential liquidity issues.  In addition, changes in drilling and field operating costs, drilling results that alter planned development schedules, acquisitions or other factors could cause us to revise our drilling program, which is largely discretionary.

As of September 30, 2011, we had a working capital deficit of $2,958,892. Current assets as of September 30, 2011 included cash of $827,916, deferred income tax of $813,365, prepaid drilling costs of $650,745 and net accounts receivable of $66,356. Current liabilities as of September 30, 2011 included deferred revenue of $4,992,074, $44,986 payable to an affiliate and accounts payable and accrued liabilities in the amount of $261,035.

Outlook

We believe that our future growth is dependent on our ability to:

●	generate turnkey drilling revenues and profits;
●	obtain carried interests in wells drilled by new joint ventures;
●	directly participate in wells drilled in the Marcellus Shale, Utica Shale and oil sands in New York, Pennsylvania and eastern Ohio; and
●	raise additional capital through debt or equity offerings.

We may not be able to raise additional capital or generate turnkey drilling revenues or profits in amounts sufficient to fund such growth. If we are unable to achieve a sufficient level of cash inflows and/or cannot secure equity financing on satisfactory terms, we may be unable to expand our operations.  Additional equity financings are likely to be dilutive to holders of our common stock and debt financings, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, which (a) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (b) include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or the person or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluates, with the participation of our principal executive officer and principal financial officer, or the person or persons performing similar functions, the effectiveness of such disclosure controls and procedures as of the end of each fiscal quarter, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  Based on the evaluation required for the period covered by this report, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Mieka and Daro Blankenship are currently appealing a cease and desist order entered against them by Fred J. Joseph, the Colorado Securities Commissioner, and the Colorado Division of Securities. The appeal, which was filed in the Colorado Court of Appeals on May 23, 2011, was initiated by Mieka Corporation, Daro Blankenship and Stephen Romo (the “Appellants”) from a Final Cease and Desist Order of the Colorado Securities Commissioner, entered in In the Matter of Mieka Corporation, Daro Blankenship and Stephen Romo, Case No. XY-11-CD-11 (the “Order”). In the Order being appealed, the Colorado Securities Commissioner found that (i) joint venture interests in a joint venture sponsored by Mieka were “investment contracts” and therefore “securities” within the meaning of the Colorado Securities Act, (ii) the offer of such interests in Colorado required registration under Colorado Revised Statute section 11-51-301 or an exemption to that registration requirement, and (iii) the Appellants violated provisions of the Colorado Securities Act relating to the employment of securities broker/dealers or sales representatives. The Appellants are currently appealing the Order on the basis that the Commissioner’s findings were not supported by substantial evidence, the Order was overbroad and exceeded the Commissioner’s authority under the Colorado Securities Act, and the Appellants did not receive proper notice of the proceeding and were deprived of their right to a fair hearing.

Item 1A. Risk Factors.

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are furnished as exhibits to this report:

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VADDA ENERGY CORPORATION

Date: November 21, 2011	By:	/s/ Daro Blankenship
	Name:	Daro Blankenship
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2011	By:	/s/ William J. Amdall
	Name:	William J. Amdall
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document