Form 10-Q
period 2012-03-31
VADDA ENERGY CORP
filed 2012-05-18
CIK 1082492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

Commission File Number:  00-28171

VADDA ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Florida	27-0471741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1660 S. Stemmons Freeway, Suite 440 Lewisville, Texas	75067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 222-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
 Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐*(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding as of April 30, 2012 was 104,235,236.

i

PART I – FINANCIAL INFORMATION

Item 1.               Financial Statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets:
Cash	$1,010,142	$1,382,166
Accounts receivable - net	165,338	75,777
Deferred federal income taxes - current	604,275	835,275
Prepaid drilling costs	158,447	699,836
Total current assets	1,938,202	2,993,054

Property and equipment:
Oil and gas properties, using successful efforts method of accounting:
Proved properties	2,130,500	2,130,500
Other property and equipment	287,561	287,561
Less: Accumulated depletion and depreciation	(534,980)	(498,484)
Property and equipment, net	1,883,081	1,919,577

Goodwill	2,740,171	2,740,171
Prepayment to operator, net of valuation allowance of $1,832,500 and $0, respectively	—	—
Other assets	802,436	802,436

Total Assets	$7,363,890	$8,455,238

Liabilities and Equity:
Accounts payable and accrued liabilities	$590,375	$336,670
Current portion of notes payable	15,256	13,797
Payable to affiliate	1,437	75,659
Deferred revenue	4,599,000	6,528,474
Total current liabilities	5,206,068	6,954,600

Notes payable	2,709	7,838
Asset retirement obligation	225,789	212,664
Deferred federal income taxes - long-term	346,526	346,526
Total long-term liabilities	575,024	567,028

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 104,235,236 and 104,235,236 issued and outstanding as of March 31, 2012 and December 31, 2011	104,235	104,235
Additional paid-in capital	6,948,359	6,948,359
Accumulated deficit	(4,890,268)	(5,162,188)
Total Vadda stockholders’ equity	2,162,326	1,890,406
Deficit attributable to noncontrolling interests	(579,528)	(956,796)
Total Equity	1,582,798	933,610

Total Liabilities and Equity	$7,363,890	$8,455,238

See accompanying notes to unaudited consolidated financial statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenues:
Turnkey drilling revenues	2,664,474	—
Natural gas and oil sales	79,620	121,624
	2,744,094	121,624

Costs and expenses:
Turnkey drilling costs	1,258,976	—
Lease operating expense	37,192	42,123
General and administrative	518,117	459,676
Accretion expense	13,125	—
Depletion and depreciation	36,496	32,303
	1,863,906	534,102

Operating income (loss)	880,188	(412,478)

Other income, net	—	16

Income (loss) before income taxes	880,188	(412,462)

Income tax (benefit) expense	231,000	(170,883)

Net income (loss)	649,188	(241,579)

Net income attributable to noncontrolling interests	377,268	149,414

Net income (loss) attributable to Vadda common stockholders	$271,920	$(390,993)

Basic and diluted income (loss) per common share	$0.01	$0.00

Weighted average number of common shares Outstanding – basic and fully diluted	104,235,236	104,235,236

See accompanying notes to unaudited consolidated financial statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$649,188	$(241,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	36,496	32,303
Accretion expense	13,125	—
Deferred tax expense (benefit)	231,000	(151,706)
Changes in operating assets and liabilities:
Accounts receivable	(89,563)	(21,742)
Prepaid drilling costs	541,389	—
Other current assets	—	345,996
Accounts payable and accrued liabilities	253,706	(91,564)
Payable to affiliates	(74,222)	(35,115)
Deferred revenues	(1,929,474)	(584,236)
Net cash used in operating activities	(368,355)	(747,643)

Cash flows from financing activities:
Repayment of note payable	(3,669)	—
Net cash used in financing activities	(3,669)	—

Net change in cash	(372,024)	(747,643)

Cash balance, beginning of period	1,382,166	1,836,957
Cash balance, end of period	$1,010,142	$1,089,314

See accompanying notes to unaudited consolidated financial statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Vadda Energy Corporation (“Vadda”) was originally incorporated in Florida in 1997. The foregoing consolidated financial statements include the accounts of Vadda, its wholly owned subsidiary, Mieka Corporation (“Mieka”) and Mieka LLC, a variable interest entity (“VIE”), which collectively are referred to as the “Company”.  All significant intercompany balances and transactions have been eliminated and all normal recurring adjustments have been recorded that are necessary for a fair presentation of the information contained herein.

The accompanying interim consolidated financial statements and related notes are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and are expressed in U.S dollars, and have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnotes have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2011 and 2010, and notes thereto contained in the Company’s audited financial statements filed as part of its Form 10-K for the year ended December 31, 2011. The results of operations for such periods are not necessarily indicative of the results expected for a full year or any future period.

The Company is an independent developer and producer of natural gas and oil, with operations in Pennsylvania, Kentucky, Ohio and New York.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and Gas Producing Activities

The Company’s oil and gas producing activities were accounted for using the successful efforts method of accounting. Costs to acquire leasehold rights in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and costs of support equipment and facilities are capitalized.  Costs to drill exploratory wells that do not find proved reserves, delay rentals and geological and geophysical costs are expensed.

The Company earns carried working interests in wells drilled by joint ventures that it manages. Upon the successful completion of a well, the joint ventures are assigned leasehold rights on acreage that comprises the legal spacing for the well. When a joint venture sells ownership interests in excess of the total offering amount, such additional interests reduce the Company’s carried working interest. The joint ventures typically pay 100% of the drilling and completion costs. The Company also intends to have ownership in wells drilled in the Marcellus Shale on leases in which the joint ventures do not participate.

Turnkey Drilling Revenue Recognition

In its role as the managing venturer of various oil and gas drilling joint ventures, the Company enters into turnkey drilling agreements with operators whereby a profit is earned by arranging the drilling and completion of prospect wells funded by the individual joint ventures. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” revenue is deferred until wells are completed as producing wells or determined to be nonproductive. The associated drilling costs of wells are deferred until revenue is recognized. During the three months ended March 31, 2012, the Company recognized $2,664,474 of turnkey drilling revenue and $1,258,976 of turnkey drilling costs on two completed gas wells. As of March 31, 2012 and December 31, 2011, the Company had $4,599,000 and $6,528,474, respectively, in deferred turnkey drilling revenue.  The Company had deferred drilling costs related to turnkey agreements in the amount of $158,447 and $699,836, respectively, as of March 31, 2012 and December 31, 2011.

No drilling costs are incurred by the Company for its carried working interests retained in wells drilled by managed joint ventures.

VADDA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prepayment to Operator

The Company acquired 18 oil and gas joint ventures in December 2009 and included in the assets were claims by certain of the joint ventures against an operator relating to its business dealings with the joint ventures in the aggregate amount of $1,832,500, which was recorded as a prepayment to operator.  Effective December 30, 2011, the Company entered into a written settlement agreement pursuant to which the operator executed a promissory note in the principal amount of $3,000,000 to satisfy its obligations to the Company.  The promissory note was recorded at the carrying value of the outstanding claims against operator in the amount of $1,832,500 as of the effective date of the note, December 30, 2011.  However, based on the historical settlement issues involved, the Company recorded a reserve of $1,832,500 against the note as of December 31, 2011.

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

The estimated liability is calculated annually using the estimated remaining lives of the wells based on reserve estimates and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free rate. At the time of abandonment, the Company recognizes a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs.

The Company recognized $13,125 of accretion expense during the three months ended March 31, 2012, and $0 during the three months ended March 31, 2011.

Goodwill

At March 31, 2012 and December 31, 2011, the Company had $2,740,171 of goodwill related to the acquisition of certain oil and gas joint ventures on December 1, 2009.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  The Company follows ASC Topic 350, “Goodwill and Intangible Asset Impairment Testing.” The Company’s analysis consists of two steps. Step 1 tests the company for impairment by comparing the fair value of equity to the book value of equity. If the fair value is less than the book value, then a Step 2 analysis must be performed. If the fair value of goodwill is less than its carrying amount, impairment is recorded based on the difference. The Company annually assesses the carrying value of goodwill for impairment. No impairment loss was recorded for the three months ended March 31, 2012 or the year ended December 31, 2011.

Recently Issued Accounting Standards

The SEC and FASB continually adopt new reporting requirements and makes revisions to existing disclosures required for oil and gas companies, which are intended to provide investors with a more meaningful and comprehensive understanding of such information. The following recently adopted changes will have the greatest impact on the Company’s financial statements.

VADDA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Offsetting Assets and Liabilities

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The guidance requires additional disclosures about the impact of offsetting, or netting, on a company’s financial position, and is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospectively for all comparative periods presented. Under GAAP, derivative assets and liabilities can be offset under certain conditions. The guidance requires disclosures showing both gross information and net information about instruments eligible for offset in the balance sheet. The Company is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on its financial position or results of operations.

Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.”  The guidance amends previously issued authoritative guidance and requires new disclosures, clarifies existing disclosures and is effective for interim and annual periods beginning after December 15, 2011. The amendments change requirements for measuring fair value and disclosing information about those measurements. Additionally, the guidance clarifies the FASB’s intent regarding the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or disclosing information about its measurements. For many of the requirements, the FASB does not intend the amendments to change the application of the existing fair value measurements guidance.  The Company has evaluated the provisions of ASU 2011-04 and has determined that there is no impact on its financial position or results of operations as of March 31, 2012.

Comprehensive Income

In June 2011, authoritative guidance was issued on the presentation of comprehensive income. Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The Company reviewed the changes in presentation of comprehensive income during the first quarter of 2012 and determined that the changes have no effect on the calculation of the Company’s net income, comprehensive income or earnings per share.

Impairment

In September 2011, the FASB issued an update to existing guidance on testing goodwill for impairment. This update simplifies the assessment of goodwill for impairment by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If impairment is indicated, it is necessary to perform the two-step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the new guidance in 2012.

NOTE 3 – INCOME TAXES

The Company computes quarterly income taxes under the effective tax rate method based on applying an anticipated annual effective rate to its quarterly net income (loss), except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three months ended March 31, 2012, the Company’s overall effective tax rate on pre-tax income from operations used was 26.2%.  Based on net income and losses for the three months ended March 31, 2012 and 2011, the Company had an estimated income tax expense and income tax benefit of $231,000 and $170,883, respectively.

VADDA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an arrangement between the Company and Mieka LLC, an entity wholly owned by the Company’s principal stockholders, Mieka LLC provides drilling and completion services on wells owned by the Company. Prices charged to the Company by Mieka LLC under turnkey drilling arrangements do not reflect prevailing rates that would be charged by outside third parties in arms-length transactions. During the three months ended March 31, 2012 and 2011, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $0 and $4,469, respectively.  As of March 31, 2012 and December 31, 2011, the Company was obligated to pay $1,058,777 and $662,292, respectively, to Mieka LLC.

During the three months ended March 31, 2012, Daro and Anita Blankenship, principal shareholders of the Company, received aggregate compensation from the Company of $24,000 and $30,000, respectively. During the three months ended March 31, 2011, they received aggregate compensation of $43,284 and $25,052, respectively.

NOTE 5 – LEASES

The Company leases office space on a month-to-month basis under the terms of an office lease that expired in June 2011 and currently pays $13,073 per month for rent expense. In May 2012, the Company entered into a new lease agreement for its principal offices in Flower Mound, Texas. The lease provides approximately 7,800 square feet of office space for a term of 6 ½ years. After an initial six-month rent abatement period, basic rent for the following 12 months will be $9,775 monthly.

NOTE 6 – NOTES PAYABLE

In June 2011 the Company obtained an installment loan in the principal amount of $30,000 to purchase oil and gas accounting software. Under the terms of the loan agreement, the loan bears interest at the rate of 6.5% per year and the Company has a monthly payment obligation of $1,338 until the loan’s maturity in June 2013. As of March 31, 2012, the remaining unpaid principal balance was $17,966.

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

Mieka, LLC (“VIE”), an entity under common control of the Company, was evaluated as a variable interest entity of the Company. The VIE’s only source of revenue is from the drilling of oil and gas wells contracted with the Company through certain turnkey contracts entered into by the Company. The relationship was evaluated to determine if the arrangement gave the Company a variable interest in a variable interest entity and to determine whether the Company was the primary beneficiary that would result in consolidating the VIE.

VADDA ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company was considered to be the primary beneficiary as a result of the obligation to absorb losses that could be significant to the VIE. Additionally, since future revenue for the VIE is dependent upon the Company entering into future turnkey contracts or drilling programs, the Company directs activities that most significantly impact economic performance of the VIE. The Company was determined to be the primary beneficiary of the VIE for 2011 and 2010 and the VIE has been included in the consolidated financial statements as of and for the years ended December 31, 2011 and 2010 and as of and for the three months ended March 31, 2012.

The table below reflects the amount of assets and liabilities from the VIE included in the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Assets:
Cash	$906,625	$1,232,252
Accounts receivable from affiliates	1,058,777	662,292
Prepaid drilling cost	158,447	699,836
Investment in joint ventures	614,500	614,500
Other assets	165,289	64,971
Total assets	$2,903,638	$3,273,851

Liabilities and Equity:
Accounts payable and accrued liabilities	$263,866	$38,233
Deferred revenue	3,219,300	4,192,414
Total liabilities	$3,483,166	$4,230,647

Retained earnings (accumulated deficit)	(579,528)	$(956,796)
Total stockholders’ equity (deficit)	(579,528)	(956,796)

Total Liabilities and Equity	$2,903,638	$3,273,851

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, as used in this report, the “Company,” “Vadda,” “we,” “us” or “our,” refer, collectively, to Vadda Energy Corporation (“Vadda”), Mieka Corporation, a Delaware corporation and a wholly owned subsidiary of Vadda (“Mieka”), and Mieka LLC, a Delaware limited liability company and a variable interest entity under common control with Vadda and Mieka.

Cautionary Statement Concerning Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical fact and give our current expectations or forecasts of future events.  They may include estimates of natural gas and oil reserves, expected natural gas and oil production and future expenses, assumptions regarding future natural gas and oil prices, planned capital expenditures and anticipated asset acquisitions and sales, as well as statements concerning anticipated cash flow and liquidity, business strategy and other plans and objectives for future operations.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information.  Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements.  We urge you to carefully review and consider the disclosures made in this report and our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Vadda is a publicly held, independent energy company engaged primarily in the exploration for, and development of, natural gas and crude oil reserves. We generate our revenues and cash flows from two primary sources: profits from the difference between the amounts we received in turnkey fees from joint ventures we manage and our actual costs to conduct the joint ventures’ operations, and proceeds from the sale of oil and gas production on properties we hold.

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

The Marcellus I JV drilled a total of two natural gas wells, one of which was completed in December 2010 and the second well was completed during the first quarter of 2012.

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

The vertical well had been drilled and was successfully completed during the first quarter of 2012.

2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A—Mieka Jefferson A JV

The 2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A (“Mieka Jefferson A JV”) began accepting investor subscriptions in December 2011 and had received capital contributions of $1,717,000 as of March 31, 2012.  When closed, we will own a 6% carried working interest (4.25% net revenue interest) in two gas wells, one vertical and one horizontal, targeting the Marcellus shale formation and two horizontal oil wells, which will be drilled to the 1st, 2nd or 3rd Bradford sands formation in western New York.  As of March 31, 2012, the vertical natural gas well had been drilled and is expected to be completed by the end of the second quarter of 2012.

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Total Revenues.  Total revenues increased $2,622,470 to $2,744,094 for the first three months of 2012 from $121,624 for the 2011 quarter, due to the recognition of turnkey drilling revenue during the first quarter of 2012, offset slightly by decreased natural gas and oil sales.

Turnkey Drilling Revenues.  Turnkey drilling revenues represent two wells completed during the first quarter of 2012 and are comprised of $2,664,474 of revenues earned from the 50% working interest owned by the Marcellus I JV and the Marcellus II JV. Turnkey revenues received during the three months ended March 31, 2011 were not recognized, but were deferred because of certain GAAP requirements.

Natural Gas and Oil Sales. Natural gas and oil sales decreased $42,004, or 34.5%, to $79,620 for the three months ended March 31, 2012 from $121,624 for 2011, due to normal production decline coupled with a decrease in the price of natural gas.

Total Costs and Expenses.  Total costs and expenses increased $1,329,804, or 249.0%, to $1,863,906 for the three months ended March 31, 2012 from $534,102 for the prior year quarter, due primarily to the recognition of turnkey drilling costs in 2012.

Turnkey Drilling Costs. Turnkey drilling costs were $1,258,976 in the first three months of 2012 and included costs to drill 100% of two wells owned 50% by the Marcellus I JV and the Marcellus II JV. There were no turnkey drilling costs for the three months ended March 31, 2011.

General and Administrative Expenses.  General and administrative expenses increased $58,457, or 12.7%, to $518,117 during the three months ended March 31, 2012 from $459,660 for the same period in 2011 due to increased costs of being a public reporting company.

Net Income (Loss).  Net income was $649,188, or $0.01 per basic and diluted common share, for the three months ended March 31, 2012 as compared to a net loss of $241,579, or $0.00 per basic and diluted common share, for the 2011 quarter. The net income for the first quarter of 2012 was attributable to net turnkey drilling income recognized on two wells drilled by two joint ventures and a third party. That net income represents a consolidated net income, which includes net income of $377,268 attributable to Mieka LLC.  The net loss for the 2011 quarter represents a consolidated net loss that includes a net income of $149,414 attributable to Mieka LLC.  Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control.  Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 7 to the unaudited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Cash flow from operations is our most significant source of liquidity. We generate our operating cash flow from two primary sources:

•
Turnkey oil and gas drilling joint ventures, from which we generally receive turnkey income (which generates profits to the extent the turnkey price we charge to the joint ventures exceeds the actual costs necessary to acquire leases and drill, test and complete wells for such joint ventures) and carried working interests in such wells (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as interests in such joint ventures purchased by the Company (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil); and

•
Natural gas and oil sales, which are attributable to working interests owned and held directly by us in wells on producing oil and gas properties (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil) and carried working interests in such wells (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue and cash flow to the extent such wells produce natural gas and oil).

Cash and cash equivalents totaled $1,010,142 as of March 31, 2012, as compared to $1,382,166 as of December 31, 2011.  As of March 31, 2012, we had a working capital deficit of $3,267,866, which consisted of $1,938,202 of current assets offset by $5,206,068 of current liabilities. Current assets as of March 31, 2012 included cash of $1,010,142, deferred income tax of $604,275, accounts receivable (net) of $165,338 and prepaid drilling costs of $158,447.  Current liabilities as of March 31, 2012 included deferred revenue of $4,599,000, accounts payable and accrued liabilities of $590,375, current portion of note payable of $15,256 and payable to affiliate of $1,437.

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

Cash used in operating activities was $368,355 for the three months ended March 31, 2012, compared to $747,643 for the three months ended March 31, 2011.

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

The selling price for natural gas we produce has decreased over the past couple of years and, if his trend continues, will lower the amount of cash flow available to the Company. In response to this trend in natural gas prices, we have added two oil wells to our current drilling joint venture. The two new horizontal oil wells will be drilled on leases located in western New York and will target the Speechley oil sand. We believe that packaging two Marcellus gas wells with two Speechley oil wells has enhanced our ability to market drilling joint ventures now and in the future.

Our revenues and cash flow will be adversely impacted by lower natural gas and crude oil prices and we are presently not participating in any hedging activities. However we believe that within the next twelve months natural gas prices will begin to increase and have steady growth on a long term basis.

We cannot give any assurance that we will be able to raise additional capital or generate sufficient turnkey drilling profits and net revenues from producing wells to fund such growth. If we are unable to achieve a sufficient level of cash inflows and/or cannot secure equity financing, if needed, on satisfactory terms, we may be unable to expand our operations.  Additional equity financings are likely to be dilutive to holders of our common stock and debt financings, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

We did not generate any cash flow from financing activities in either of the three months ended March 31, 2012 or 2011.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of such disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or Rule 15d 15 under the Securities Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2012.  Management continues to take steps to improve its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings.

In April 2011, in the Matter of Mieka Corporation, Daro Blankenship and Stephen Romo, Case No. XY-11-CD-11, Fred J. Joseph, the Colorado Securities Commissioner, and the Colorado Division of Securities, entered a Final Cease and Desist Order against Mieka, Daro Blankenship and Stephen Romo (the “Respondents”) directing them to refrain from committing or causing any violations of Sections 301, 401 or 501 of the Colorado Securities Act, or otherwise engaging in conduct in violation of the Colorado Securities Act.  The Colorado Securities Commissioner found that (1) joint venture interests in a joint venture sponsored by Mieka were “investment contracts” and therefore “securities” within the meaning of the Colorado Securities Act, (2) the offer of such interests in Colorado required registration under Colorado Revised Statute Section 11-51-301 or an exemption to that registration requirement and (3) the Respondents violated provisions of the Colorado Securities Act relating to the employment of securities broker/dealers or sales representatives.  The Respondents appealed the Order to the Colorado Court of Appeals in May 2011.  The appellate court affirmed the Order on May 10, 2012.

Item 1A.                Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 under the Securities Exchange Act, and as such, are not required to provide the information required under this Item.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                Defaults Upon Senior Securities.

Not applicable.

Item 4.                Mine Safety Disclosures

Not applicable.

Item 5.                Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are furnished as exhibits to this report:

EXHIBIT INDEX

Exhibit	Description
10.1	Lease Agreement dated May 4, 2012, between 600 Parker Square Holdings Limited Partnership and Mieka Corporation
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)
32.1	Certification of Principal Executive Officer of Periodic Report pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Report pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VADDA ENERGY CORPORATION

Date: May 18, 2012	By:	/s/ Daro Blankenship
Daro Blankenship
President and Chief Executive Officer (principal executive officer)

Date: May 18, 2012	By:	/s/ William J. Amdall
William J. Amdall
Chief Financial Officer (principal financial officer)