Form 10-Q
period 2012-06-30
VADDA ENERGY CORP
filed 2012-08-14
CIK 1082492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐*(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of July 31, 2012 was 104,235,236.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets:
Cash	$311,450	$1,382,166
Accounts receivable - net	172,011	75,777
Deferred federal income taxes - current	694,275	835,275
Prepaid drilling costs	722,249	699,836
Total current assets	1,899,985	2,993,054

Property and equipment:
Oil and gas properties, using successful efforts method of accounting:
Proved properties	2,130,500	2,130,500
Other property and equipment	292,908	287,561
Less: Accumulated depletion and depreciation	(566,402)	(498,484)
Property and equipment, net	1,857,006	1,919,577

Goodwill	2,740,171	2,740,171
Prepayment to operator, net of valuation allowance of $1,832,500	–	–
Other assets	821,283	802,436

Total Assets	$7,318,445	$8,455,238

Liabilities and Equity:
Accounts payable and accrued liabilities	$317,190	$248,106
Current portion of notes payable	15,481	13,797
Payable to affiliate	84,310	75,659
Payable to shareholders	88,564	88,564
Deferred revenue	4,946,083	6,528,474
Total current liabilities	5,451,628	6,954,600

Notes payable	–	7,838
Asset retirement obligation	238,915	212,664
Deferred federal income taxes - long-term	346,525	346,526
Total long-term liabilities	585,440	567,028

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding as of June 30, 2012 and December 31, 2011	–	–
Common stock, $.001 par value; 150,000,000 shares authorized; 104,235,236 issued and outstanding as of June 30, 2012 and December 31, 2011	104,235	104,235
Additional paid-in capital	6,948,359	6,948,359
Accumulated deficit	(5,192,322)	(5,162,188)
Total Vadda stockholders’ equity	1,860,272	1,890,406
Deficit attributable to noncontrolling interests	(578,895)	(956,796)
Total Equity	1,281,377	933,610

Total Liabilities and Equity	$7,318,445	$8,455,238

See accompanying notes to unaudited consolidated financial statements

  VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Turnkey drilling revenues	–	–	2,664,474	–
Natural gas and oil sales	47,465	95,173	127,085	216,797
	47,465	95,173	2,791,559	216,797
Costs and Expenses:
Turnkey drilling costs	10,000	–	1,268,976	–
Lease operating expense	14,577	52,558	51,769	94,681
General and administrative	366,401	522,626	884,518	982,302
Accretion expense	13,126	–	26,251	–
Depletion and depreciation	34,782	35,294	71,278	67,597
	438,886	610,478	2,302,792	1,144,580

Operating income (loss)	(391,421)	(515,305)	488,767	(927,783)

Other income (expense):
Other	–	6	–	22

Income (loss) before income taxes	(391,421)	(515,299)	488,767	(927,761)

Income tax expense (benefit)	(90,000)	(175,202)	141,000	(316,580)

Net income (loss)	(301,421)	(340,097)	347,767	(611,181)

Net income (loss) attributable to noncontrolling interests	$633	$(23,786)	$377,901	$(56,876)

Net loss attributable to Vadda common stockholders	$(302,054)	$(316,311)	$(30,134)	$(554,305)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	104,235,236	104,235,236	104,235,236	104,235,236

See accompanying notes to unaudited consolidated financial statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$347,767	$(611,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	71,278	67,596
Accretion expense	26,251	–
Deferred tax expense	141,000	–
Changes in operating assets and liabilities:
Accounts receivable	(96,234)	42,333
Prepaid drilling costs	(22,413)	–
Other current assets	–	710
Other assets	(22,208)	685,200
Accounts payable and accrued liabilities	69,084	(162,830)
Payable to affiliates	8,651	(297,403)
Deferred revenues	(1,582,391)	(344,956)
Net cash used in operating activities	(1,059,215)	(620,531)

Cash flows from investing activities:
Additions to property and equipment	(5,347)	(55,576)
Net cash used in investing activities	(5,347)	(55,576)

Cash flows from financing activities:
Note payable proceeds	–	28,642
Repayment of note payable	(6,154)	–
Net cash used in financing activities	(6,154)	28,642

Net change in cash	(1,070,716)	(647,465)
Cash balance, beginning of period	1,382,166	1,836,957
Cash balance, end of period	$311,450	$1,189,492

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

Turnkey Drilling Revenue Recognition

In its role as the managing venturer of various oil and gas drilling joint ventures, the Company enters into turnkey drilling agreements with operators whereby a profit is earned by arranging the drilling and completion of prospect wells funded by the individual joint ventures. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” revenue is deferred until wells are completed as producing wells or determined to be nonproductive. The associated drilling costs of wells are deferred until revenue is recognized. During the six months ended June 30, 2012, the Company recognized $2,664,474 of turnkey drilling revenue and $1,268,976 of turnkey drilling costs on two completed gas wells. As of June 30, 2012 and December 31, 2011, the Company had $4,946,083 and $6,528,474, respectively, in deferred turnkey drilling revenue.  The Company had deferred drilling costs related to turnkey agreements in the amount of $722,249 and $699,836, respectively, as of June 30, 2012 and December 31, 2011.

No drilling costs are incurred by the Company for its carried working interests retained in wells drilled by managed joint ventures.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

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

The Company recognized $13,126 and $26,251 of accretion expense, respectively, during the three months and six months ended June 30, 2012, and $0 during each of the three months and six months ended June 30, 2011.

Goodwill

At June 30, 2012 and December 31, 2011, the Company had $2,740,171 of goodwill related to the acquisition of certain oil and gas joint ventures on December 1, 2009.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  The Company follows ASC Topic 350, “Goodwill and Intangible Asset Impairment Testing.” The Company’s analysis consists of two steps. Step 1 tests the company for impairment by comparing the fair value of equity to the book value of equity. If the fair value is less than the book value, then a Step 2 analysis must be performed. If the fair value of goodwill is less than its carrying amount, impairment is recorded based on the difference. The Company annually assesses the carrying value of goodwill for impairment. No impairment loss was recorded for the six months ended June 30, 2012.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

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

Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” The guidance amends previously issued authoritative guidance and requires new disclosures, clarifies existing disclosures and is effective for interim and annual periods beginning after December 15, 2011. The amendments change requirements for measuring fair value and disclosing information about those measurements. Additionally, the guidance clarifies the FASB’s intent regarding the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or disclosing information about its measurements. For many of the requirements, the FASB does not intend the amendments to change the application of the existing fair value measurements guidance. The Company has evaluated the provisions of ASU 2011-04 and has determined that there is no impact on its financial position or results of operations as of June 30, 2012.

Comprehensive Income

In June 2011, authoritative guidance was issued on the presentation of comprehensive income. Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company reviewed the changes in presentation of comprehensive income during the second quarter of 2012 and determined that the changes have no effect on the calculation of the Company’s net income, comprehensive income or earnings per share.

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

NOTE 3 – INCOME TAXES

The Company computes quarterly income taxes under the effective tax rate method based on applying an anticipated annual effective rate to its quarterly net income (loss), except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three and six months ended June 30, 2012, the Company’s overall effective tax rate on pre-tax income from operations used was 23.0% and 28.8%, respectively.  Based on net income and losses for the three months and six months ended June 30, 2012 and 2011, the Company had an estimated income tax benefit of $90,000 for the three months ended June 30, 2012, an estimated income tax expense of $141,000 for the six months ended June 30, 2012 and an estimated income tax benefit of $175,202 and $316,580, respectively, for the three and six months ended June 30, 2011.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an arrangement between the Company and Mieka LLC, an entity wholly owned by the Company’s principal stockholders, Mieka LLC provides drilling and completion services on wells owned by the Company. Prices charged to the Company by Mieka LLC under turnkey drilling arrangements do not reflect prevailing rates that would be charged by outside third parties in arms-length transactions. During the three months ended June 30, 2012 and 2011, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $306,249 and $1,356,084 respectively. During the six months ended June 30, 2012 and 2011, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $763,582 and $1,489,940, respectively. As of June 30, 2012 and December 31, 2011, the Company was obligated to pay $1,339,468 and $662,292, respectively, to Mieka LLC.

During the six months ended June 30, 2012, Daro and Anita Blankenship, principal shareholders of the Company, received aggregate compensation from the Company of $50,000 and $62,500, respectively. During the six months ended June 30, 2011, they received aggregate compensation of $60,653 and $48,686, respectively.

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

NOTE 6 – NOTES PAYABLE

In June 2011 the Company obtained an installment loan in the principal amount of $30,000 to purchase oil and gas accounting software. Under the terms of the loan agreement, the loan bears interest at the rate of 6.5% per year and the Company has a monthly payment obligation of $1,338 until the loan’s maturity in June 2013. As of June 30, 2012, the remaining unpaid principal balance was $15,481.

NOTE 7 – VARIABLE INTERESTS ENTITIES (VIE)

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

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

The Company was considered to be the primary beneficiary as a result of the obligation to absorb losses that could be significant to the VIE. Additionally, since future revenue for the VIE is dependent upon the Company entering into future turnkey contracts or drilling programs, the Company directs activities that most significantly impact economic performance of the VIE. The Company was determined to be the primary beneficiary of the VIE for 2011 and 2010 and the VIE has been included in the consolidated financial statements as of and for the years ended December 31, 2011 and 2010 and as of and for the six months ended June 30, 2012.

The table below reflects the amount of assets and liabilities from the VIE included in the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Assets:
Cash	$236,127	$1,232,252
Accounts receivable from affiliates	1,339,468	662,292
Prepaid drilling cost	722,249	699,836
Investment in joint ventures	614,500	614,500
Other assets	165,325	64,971
Total assets	$3,077,669	$3,273,851

Liabilities and Equity:
Accounts payable and accrued liabilities	$131,015	$38,233
Deferred revenue	3,525,549	4,192,414
Total liabilities	$3,656,564	$4,230,647

Retained earnings (accumulated deficit)	(578,895)	$(956,796)
Total stockholders’ equity (deficit)	(578,895)	(956,796)

Total Liabilities and Equity	$3,077,669	$3,273,851

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A—Mieka Jefferson A JV

The 2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A (“Mieka Jefferson A JV”) began accepting investor subscriptions in December 2011 and had received capital contributions of $2,064,083 as of June 30, 2012. We are in the process of seeking the consent of a majority of the venturers to extend the offering period through December 31, 2012. When closed, we will own a 6% carried working interest (4.25% net revenue interest) in two gas wells, one vertical and one horizontal, targeting the Marcellus shale formation and two horizontal oil wells, which will be drilled to the 1st, 2nd or 3rd Bradford sands formation in western New York. As of June 30, 2012, the vertical natural gas well had been drilled and is expected to be completed by the end of the third quarter of 2012.

Results of Operations

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Total Revenues. Total revenues decreased $47,708, or 50.1%, to $47,465 for the three months ended June 30, 2012 from $95,173 for the 2011 quarter, due primarily to decreased natural gas and oil sales.

Turnkey Drilling Revenues. Turnkey drilling revenues received during the three months ended June 30, 2012 and June 30, 2011 were not recognized, but were deferred because of certain GAAP requirements.

Natural Gas and Oil Sales. Natural gas and oil sales decreased $47,708, or 50.1%, to $47,465 for the three months ended June 30, 2012 from $95,173 for the 2011 period, due to normal production decline coupled with a decrease in the price of natural gas. In addition, certain wells required maintenance during the second quarter of 2012 to repair storm damage, which limited production.

Total Costs and Expenses. Total costs and expenses decreased $171,592, or 28.1%, to $438,886 for the three months ended June 30, 2012 from $610,478 for the prior year quarter, due primarily to a decrease in general and administrative expenses.

Turnkey Drilling Costs. There were no turnkey drilling costs for the three months ended June 30, 2012 and June 30, 2011.

General and Administrative Expenses. General and administrative expenses decreased $156,225, or 29.9%, to $366,401 during the three months ended June 30, 2012 from $522,626 for the same period in 2011 due primarily to the higher costs incurred in 2011 related to becoming a public company.

Net Income (Loss). Consolidated net loss was $301,421, or $0.00 per basic and diluted common share, for the three months ended June 30, 2012 as compared to consolidated net loss of $340,097, or $0.00 per basic and diluted common share, for the 2011 quarter. The consolidated results for the 2012 and 2011 quarters include net income of $633 for the three months ended June 30, 2012 and net loss of $23,786 for the three months ended June 30, 2011 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 7 to the unaudited consolidated financial statements included elsewhere in this report.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Total Revenues. Total revenues increased $2,574,762 to $2,791,559 for the six months ended June 30, 2012 from $216,797 for the first six months of 2011, due to the recognition of turnkey drilling revenue during the first quarter of 2012, offset slightly by decreased natural gas and oil sales during the first six months of 2012.

Turnkey Drilling Revenues. Turnkey drilling revenues represented two wells completed during the first quarter of 2012 and recognized during the first quarter. The amount of $2,664,474 is comprised of revenues earned from the 50% working interest owned by the Marcellus I JV and the Marcellus II JV. Turnkey drilling revenues received during the six months ended June 30, 2011 were not recognized, but were deferred because of certain GAAP requirements.

Natural Gas and Oil Sales. Natural gas and oil sales decreased $89,712, or 41.4%, to $127,085 for the six months ended June 30, 2012 from $216,797 for the first six months of 2011, due to normal production decline coupled with a decrease in the price of natural gas. In addition, certain wells required maintenance during the second quarter of 2012 to repair storm damage, which limited production.

Total Costs and Expenses. Total costs and expenses increased $1,158,212, or 101.2%, to $2,302,792 for the six months ended June 30, 2012 from $1,144,580 for the prior year period, due primarily to the recognition of turnkey drilling costs in the first quarter of 2012.

Turnkey Drilling Costs. Turnkey drilling costs were $1,268,976 in the first six months of 2012 and included costs in the first quarter of 2012 to drill 100% of two wells owned 50% by the Marcellus I JV and the Marcellus II JV. There were no turnkey drilling costs for the six months ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses decreased $97,784, or 9.95%, to $884,518 during the six months ended June 30, 2012 from $982,302 for the same period in 2011 due primarily to the higher costs incurred in 2011 related to becoming a public company.

Net Income (Loss). Consolidated net income was $347,767 or $0.00 per basic and diluted common share, for the six months ended June 30, 2012 as compared to a consolidated net loss of $611,181, or $0.01 per basic and diluted common share, for the first six months of 2011. Consolidated net income for the first six months of 2012 was attributable to net turnkey drilling income recognized on two wells drilled by two joint ventures and a third party. Consolidated net income also includes a net income of $377,901 attributable to Mieka LLC. The consolidated net loss for the six months ended June 30, 2011 includes a net loss of $56,876 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 7 to the unaudited consolidated financial statements included elsewhere in this report.

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

Cash and cash equivalents totaled $311,450 as of June 30, 2012, as compared to $1,382,166 as of December 31, 2011. As of June 30, 2012, we had a working capital deficit of $3,551,643 which consisted of $1,899,985 of current assets offset by $5,451,628 of current liabilities. Current assets as of June 30, 2012 included prepaid drilling costs of $722,249, deferred income tax of $694,275, cash of $311,450 and accounts receivable (net) of $172,011. Current liabilities as of June 30, 2012 included deferred revenue of $4,946,083, accounts payable and accrued liabilities of $317,190, payable to shareholders of $88,564, payable to affiliate of $84,310 and current portion of note payable of $15,481.

As of December 31, 2011, we had a working capital deficit of $3,961,546, which consisted of $2,993,054 of current assets offset by $6,954,600 of current liabilities. Current assets as of December 31, 2011 included cash of $1,382,166, deferred income tax of $835,275, prepaid drilling costs of $699,836 and accounts receivable of $75,777. Current liabilities as of December 31, 2011 included deferred revenue of $6,528,474, accounts payable and accrued liabilities of $248,106, payable to shareholders of $88,564, payable to affiliate of $75,659 and current portion of note payable of $13,797.

Cash used in operating activities was $1,059,215 for the six months ended June 30, 2012, compared to $620,531 for the six months ended June 30, 2011.

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

Although our long-term growth strategy calls for an increased focus on our own natural gas and oil operations and we intend to rely less on turnkey drilling revenues in the future, we expect to continue our reliance on these sources of liquidity in the future. We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties. We have historically obtained most of the capital to fund expenditures related to our turnkey drilling ventures from the sale of interests in the joint ventures to outside participants. Since 2001, we have raised approximately $41.8 million from outside investors in 32 joint ventures that drilled 166 oil and gas wells.

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

We cannot give any assurance that we will be able to raise additional capital or generate sufficient turnkey drilling profits and net revenues from producing wells to fund such growth. If we are unable to achieve a sufficient level of cash inflows and/or cannot secure equity financing, if needed, on satisfactory terms, we may be unable to support our current operations or expand our operations.  Additional equity financings are likely to be dilutive to holders of our common stock and debt financings, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

We did not generate any cash flow from financing activities in either of the six months ended June 30, 2012 or 2011.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of such disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or Rule 15d 15 under the Securities Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2012. Management has taken significant steps to improve its disclosure controls and procedures during the quarter ended June 30, 2012 and intends to continue these efforts during the remainder of 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, management initiated a program to appropriately address the effectiveness of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, with the objective of implementing and maintaining an effective system of internal control over financial reporting, preventing any significant deficiencies or material weaknesses, and appropriately addressing any that have been identified or may be identified in the future. The accounting and financial reporting team has been strengthened by the addition of a new chief financial officer and a new vice president of accounting, both of which have significant accounting experience.

New accounting controls have been implemented and financial reporting has been improved. Standard monthly accounting and review procedures are being performed. In addition, financial reports are generated and reviewed on a regular basis. We are continuing to implement controls and procedures that will improve internal control over financial reporting as well as improving the timeliness in meeting financial reporting requirements.

Part II – Other Information

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are furnished as exhibits to this report:

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)
32.1	Certification of Principal Executive Officer of Periodic Report pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Report pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instances Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VADDA ENERGY CORPORATION

Date: August 14, 2012	By:	/s/ Daro Blankenship
Daro Blankenship President and Chief Executive Officer (principal executive officer)

Date: August 14, 2012	By:	/s/ Martin n. mayrath
Martin N. Mayrath Chief Financial Officer (principal financial officer)

