Form 10-Q
period 2012-09-30
VADDA ENERGY CORP
filed 2012-11-14
CIK 1082492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

Commission File Number: 00-28171

VADDA ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Florida	27-0471741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Parker Square, Suite 250 Flower Mound, Texas	75028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 222-6500

1660 S. Stemmons Freeway, Suite 440, Lewisville, Texas 75067

(Former address)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐*(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of October 31, 2012 was 104,235,236.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets:
Cash	$865,457	$1,382,166
Accounts receivable - net	180,429	75,777
Deferred federal income taxes - current	774,719	835,275
Prepaid drilling costs	187,905	699,836
Total current assets	2,008,510	2,993,054

Property and equipment:
Oil and gas properties, using successful efforts method of accounting:
Proved properties	2,130,500	2,130,500
Other property and equipment	293,439	287,561
Less: Accumulated depletion and depreciation	(601,797)	(498,484)
Property and equipment, net	1,822,142	1,919,577

Goodwill	2,740,171	2,740,171
Prepayment to operator, net of valuation allowance of $1,832,500	–	–
Other assets	821,283	802,436

Total Assets	$7,392,106	$8,455,238

Liabilities and Equity:
Accounts payable and accrued liabilities	$208,130	$248,106
Current portion of notes payable	11,683	13,797
Payable to affiliate	89,641	75,659
Payable to shareholders	81,394	88,564
Deferred revenue	5,122,806	6,528,474
Total current liabilities	5,513,654	6,954,600

Notes payable	–	7,838
Asset retirement obligation	252,040	212,664
Deferred federal income taxes - long-term	346,526	346,526
Total long-term liabilities	598,566	567,028

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding as of September 30, 2012 and December 31, 2011	–	–
Common stock, $.001 par value; 150,000,000 shares authorized; 104,235,236 issued and outstanding as of September 30, 2012 and December 31, 2011	104,235	104,235
Additional paid-in capital	6,948,359	6,948,359
Accumulated deficit	(5,385,806)	(5,162,188)
Total Vadda stockholders’ equity	1,666,788	1,890,406
Deficit attributable to noncontrolling interests	(386,902)	(956,796)
Total Equity	1,279,886	933,610

Total Liabilities and Equity	$7,392,106	$8,455,238

See accompanying notes to unaudited consolidated financial statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Turnkey drilling revenues	$1,068,695	$–	$3,733,169	$–
Natural gas and oil sales	53,194	108,339	180,279	325,136
	1,121,889	108,339	3,913,448	325,136
Costs and Expenses:
Turnkey drilling costs	622,079	–	1,891,055	–
Lease operating expense	17,781	43,124	69,550	137,805
General and administrative	515,443	594,734	1,399,961	1,577,036
Accretion expense	13,125	–	39,376	–
Depletion and depreciation	35,396	43,409	106,674	111,006
	1,203,824	681,267	3,506,616	1,825,847

Operating income (loss)	(81,935)	(572,928)	406,832	(1,500,711)

Other income (expense):
Other	–	3	–	25

Income (loss) before income taxes	(81,935)	(572,925)	406,832	(1,500,686)

Income tax expense (benefit)	(80,444)	(193,653)	60,556	(510,233)

Net income (loss)	(1,491)	(379,272)	346,276	(990,453)

Net income (loss) attributable to noncontrolling interests	191,993	(67,729)	569,894	(124,605)

Net loss attributable to Vadda common stockholders	$(193,484)	$(311,543)	$(223,618)	$(865,848)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	104,235,236	104,235,236	104,235,236	104,235,236

See accompanying notes to unaudited consolidated financial statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$346,276	$(990,453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	106,674	111,006
Accretion expense	39,376	—
Deferred tax expense (benefit)	60,556	(510,233)
Changes in operating assets and liabilities:
Accounts receivable	(104,652)	29,322
Prepaid drilling costs	511,931	(650,745)
Other assets	(22,208)	(38,890)
Accounts payable and accrued liabilities	(39,976)	(33,286)
Payable to affiliates and shareholders	6,812	44,986
Deferred revenues	(1,405,668)	1,068,100
Net cash used in operating activities	(500,878)	(970,193)

Cash flows from investing activities:
Additions to property and equipment	(5,878)	(64,097)
Net cash used in investing activities	(5,878)	(64,097)

Cash flows from financing activities:
Note payable proceeds	–	30,000
Repayment of note payable	(9,952)	(4,751)
Net cash used in financing activities	(9,952)	25,249

Net change in cash	(516,708)	(1,009,041)
Cash balance, beginning of period	1,382,166	1,836,957
Cash balance, end of period	$865,457	$827,916

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

Turnkey Drilling Revenue Recognition

In its role as the managing venturer of various oil and gas drilling joint ventures, the Company enters into turnkey drilling agreements with operators whereby a profit is earned by arranging the drilling and completion of prospect wells funded by the individual joint ventures. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” revenue is deferred until wells are completed as producing wells or determined to be nonproductive. The associated drilling costs of wells are deferred until revenue is recognized. During the nine months ended September 30, 2012, the Company recognized $3,733,169 of turnkey drilling revenue and $1,891,055 of turnkey drilling costs on three completed gas wells. As of September 30, 2012 and December 31, 2011, the Company had $5,122,806 and $6,528,474, respectively, in deferred turnkey drilling revenue.  The Company had deferred drilling costs related to turnkey agreements in the amount of $187,905 and $699,836, respectively, as of September 30, 2012 and December 31, 2011.

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

The Company recognized $13,125 and $39,376 of accretion expense, respectively, during the three months and nine months ended September 30, 2012, and $0 during each of the three months and nine months ended September 30, 2011.

Goodwill

At September 30, 2012 and December 31, 2011, the Company had $2,740,171 of goodwill related to the acquisition of certain oil and gas joint ventures on December 1, 2009.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  The Company follows ASC Topic 350, “Goodwill and Intangible Asset Impairment Testing.” The Company’s analysis consists of two steps. Step 1 tests the company for impairment by comparing the fair value of equity to the book value of equity. If the fair value is less than the book value, then a Step 2 analysis must be performed. If the fair value of goodwill is less than its carrying amount, impairment is recorded based on the difference. The Company annually assesses the carrying value of goodwill for impairment. No impairment loss was recorded for the nine months ended September 30, 2012.

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

Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” The guidance amends previously issued authoritative guidance and requires new disclosures, clarifies existing disclosures and is effective for interim and annual periods beginning after December 15, 2011. The amendments change requirements for measuring fair value and disclosing information about those measurements. Additionally, the guidance clarifies the FASB’s intent regarding the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or disclosing information about its measurements. For many of the requirements, the FASB does not intend the amendments to change the application of the existing fair value measurements guidance. The Company has evaluated the provisions of ASU 2011-04 and has determined that there is no impact on its financial position or results of operations as of September 30, 2012.

Comprehensive Income

In June 2011, authoritative guidance was issued on the presentation of comprehensive income. Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company reviewed the changes in presentation of comprehensive income during the third quarter of 2012 and determined that the changes have no effect on the calculation of the Company’s net income, comprehensive income or earnings per share.

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

NOTE 3 – INCOME TAXES

The Company computes quarterly income taxes under the effective tax rate method based on applying an anticipated annual effective rate to its quarterly net income (loss), except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three and nine months ended September 30, 2012, the Company’s overall effective tax rate on pre-tax income from operations used was 98.2% and 14.9%, respectively.  Based on net income and losses for the three months and nine months ended September 30, 2012 and 2011, the Company had an estimated income tax benefit of $80,444 for the three months ended September 30, 2012, an estimated income tax expense of $60,556 for the nine months ended September 30, 2012 and an estimated income tax benefit of $193,653 and $510,233, respectively, for the three and nine months ended September 30, 2011.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an arrangement between the Company and Mieka LLC, an entity wholly owned by the Company’s principal stockholders, Mieka LLC provides drilling and completion services on wells owned by the Company. Prices charged to the Company by Mieka LLC under turnkey drilling arrangements do not reflect prevailing rates that would be charged by outside third parties in arms-length transactions. During the three months ended September 30, 2012 and 2011, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $1,000,035 and $277,200 respectively. During the nine months ended September 30, 2012 and 2011, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $1,763,617 and $1,766,640, respectively. As of September 30, 2012 and December 31, 2011, the Company was obligated to pay $1,176,456 and $662,292, respectively, to Mieka LLC.

During the nine months ended September 30, 2012, Daro and Anita Blankenship, principal shareholders of the Company, received aggregate compensation from the Company of $76,000 and $97,500, respectively. During the nine months ended September 30, 2011, they received aggregate compensation of $72,924 and $72,784, respectively. As of September 30, 2012, the Company was obligated to pay Daro and Anita Blankenship $10,083 and $71,311 respectively. As of December 31, 2011, the Company was obligated to pay Daro and Anita Blankenship $10,083 and $78,481 respectively.

NOTE 5 – LEASES

During the third quarter 2012, the Company leased office space on a month-to-month basis under the terms of an office lease that expired in June 2011 and paid $13,073 per month for rent expense. At the end of September 2012, the Company relocated its principal offices to Flower Mound, Texas under a new lease agreement entered into in May 2012. The lease provides approximately 7,800 square feet of office space for a term of 6 ½ years. After an initial six-month rent abatement period, basic rent for the following 12 months will be $9,775 monthly.

NOTE 6 – NOTES PAYABLE

In June 2011 the Company obtained an installment loan in the principal amount of $30,000 to purchase oil and gas accounting software. Under the terms of the loan agreement, the loan bears interest at the rate of 6.5% per year and the Company has a monthly payment obligation of $1,338 until the loan’s maturity in June 2013. As of September 30, 2012, the remaining unpaid principal balance was $11,683.

NOTE 7 – VARIABLE INTERESTS ENTITIES (VIE)

Management performs an analysis of the Company’s variable interests to determine if those type interests are held in other entities. The analysis primarily is based on a qualitative review, but also includes quantitative considerations in evaluating the variable interests in accordance with FASB ASC Topic 810-10, “Accounting for Variable Interest Entities.” Qualitative analyses are performed based on an evaluation of the design by the entity, its organizational structure, to include decision-making ability, and financial arrangements. When used to supplement qualitative analyses, quantitative analyses are based on forecasted cash flows of the entity.

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

The Company was considered to be the primary beneficiary as a result of the obligation to absorb losses that could be significant to the VIE. Additionally, since future revenue for the VIE is dependent upon the Company entering into future turnkey contracts or drilling programs, the Company directs activities that most significantly impact economic performance of the VIE. The Company was determined to be the primary beneficiary of the VIE for 2012 and 2011 and the VIE has been included in the consolidated financial statements as of and for the years ended December 31, 2011 and as of and for the nine months ended September 30, 2012 and 2011.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

The table below reflects the amount of assets and liabilities from the VIE included in the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Assets:
Cash	$727,770	$1,232,252
Accounts receivable from affiliates	1,678,379	662,292
Prepaid drilling cost	187,905	699,836
Investment in joint ventures	614,500	614,500
Other assets	145,030	64,971
Total Assets	$3,353,584	$3,273,851

Liabilities and Members’ Deficit:
Accounts payable and accrued liabilities	$91,231	$38,233
Deferred revenue	3,649,255	4,192,414
Total liabilities	$3,740,486	$4,230,647

Accumulated deficit	(386,902)	$(956,796)
Total members’ deficit	(386,902)	(956,796)

Total Liabilities and Members’ Deficit	$3,353,584	$3,273,851

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Marcellus I JV drilled a total of two natural gas wells, one of which was completed in December 2010 and is producing. The second well was completed during the first quarter of 2012. In December 2011, the Commonwealth of Pennsylvania enacted new legislation, which now requires us to obtain a permit to build a pipeline to move the natural gas produced from the second well. The permit was approved in October 2012, which will enable us to construct the pipeline and begin production during the fourth quarter of 2012.

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

The vertical well had been drilled and was successfully completed during the first quarter of 2012. In December 2011, the Commonwealth of Pennsylvania enacted new legislation, which now requires us to obtain a permit to build a pipeline to move the natural gas produced from the well. The permit was approved in October 2012, which will enable us to construct the pipeline and begin production during the fourth quarter of 2012.

2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A—Mieka Jefferson A JV

The 2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A (“Mieka Jefferson A JV”) began accepting investor subscriptions in December 2011 and had received capital contributions of $3,309,500 as of September 30, 2012. We are in the process of seeking the consent of a majority of the venturers to extend the offering period through December 31, 2012. When closed, we will own a 6% carried working interest (4.25% net revenue interest) in two gas wells, one vertical and one horizontal, targeting the Marcellus shale formation and two horizontal oil wells, which will be drilled to the 1st, 2nd or 3rd Bradford sands formation in western New York.

One of the horizontal oil wells had been drilled and was successfully completed during the third quarter of 2012.

Results of Operations

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Total Revenues. Total revenues increased $1,013,550 to $1,121,889 for the three months ended September 30, 2012 from $108,339 for the 2011 quarter, due to the recognition of turnkey drilling revenue, offset slightly by decreased natural gas and oil sales.

Turnkey Drilling Revenues. Turnkey drilling revenues recognized during the three months ended September 30, 2012 were $1,068,695. This represents revenue recognized on the completion of the horizontal oil well under the Mieka Jefferson A JV project. Turnkey drilling revenues received during the three months ended September 30, 2011 were not recognized, but were deferred because of certain GAAP requirements.

Natural Gas and Oil Sales. Natural gas and oil sales decreased $55,145, or 50.9%, to $53,194 for the three months ended September 30, 2012 from $108,339 for the 2011 period, due to normal production decline coupled with a decrease in the price of natural gas.

Total Costs and Expenses. Total costs and expenses increased $522,557, or 76.7%, to $1,203,824 for the three months ended September 30, 2012 from $681,267 for the prior year quarter, due primarily to the recognition of turnkey drilling costs in 2012.

Turnkey Drilling Costs. Turnkey drilling costs were $622,079 for the three months ended September 30, 2012 and included costs to drill the horizontal oil well under the Mieka Jefferson A JV. There were no turnkey drilling costs for the three months ended September 30, 2011.

General and Administrative Expenses. General and administrative expenses decreased $79,291, or 13.3%, to $515,443 during the three months ended September 30, 2012 from $594,734 for the same period in 2011 due primarily to the higher costs incurred in 2011 related to becoming a public company.

Net Income (Loss). Consolidated net loss was $1,491, or $0.00 per basic and diluted common share, for the three months ended September 30, 2012 as compared to consolidated net loss of $379,272, or $0.00 per basic and diluted common share, for the 2011 quarter. The consolidated results for the 2012 and 2011 quarters include net income of $191,993 for the three months ended September 30, 2012 and net loss of $67,729 for the three months ended September 30, 2011 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 7 to the unaudited consolidated financial statements included elsewhere in this report.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Total Revenues. Total revenues increased $3,588,312 to $3,913,448 for the nine months ended September 30, 2012 from $325,136 for the first nine months of 2011, due to the recognition of turnkey drilling revenue during the first and third quarters of 2012, offset slightly by decreased natural gas and oil sales during the first nine months of 2012.

Turnkey Drilling Revenues. Turnkey drilling revenues represented two wells completed and recognized during the first quarter of 2012 and one well completed and recognized during the third quarter of 2012. The amount of $3,733,169 is comprised of revenues earned from the 50% working interest owned by the Marcellus I JV and the Marcellus II JV and revenues earned from the Mieka Jefferson A JV. Turnkey drilling revenues received during the nine months ended September 30, 2011 were not recognized, but were deferred because of certain GAAP requirements.

Natural Gas and Oil Sales. Natural gas and oil sales decreased $144,857, or 44.6%, to $180,279 for the nine months ended September 30, 2012 from $325,136 for the first nine months of 2011, due to normal production decline coupled with a decrease in the price of natural gas.

Total Costs and Expenses. Total costs and expenses increased $1,680,769, or 92.1%, to $3,506,616 for the nine months ended September 30, 2012 from $1,825,847 for the prior year period, due primarily to the recognition of turnkey drilling costs in the first and third quarters of 2012.

Turnkey Drilling Costs. Turnkey drilling costs were $1,891,055 in the first nine months of 2012 and included costs in the first quarter of 2012 to drill 100% of two wells owned 50% by the Marcellus I JV and the Marcellus II JV and in the third quarter to drill a horizontal oil well under the Mieka Jefferson A JV. There were no turnkey drilling costs for the nine months ended September 30, 2011.

General and Administrative Expenses. General and administrative expenses decreased $177,075, or 11.2%, to $1,399,961 during the nine months ended September 30, 2012 from $1,577,036 for the same period in 2011 due primarily to the higher costs incurred in 2011 related to becoming a public company, along with a decrease in payroll related expenses in 2012.

Net Income (Loss). Consolidated net income was $346,276 for the nine months ended September 30, 2012 as compared to a consolidated net loss of $990,453 for the first nine months of 2011. Consolidated net income for the first nine months of 2012 was attributable to net turnkey drilling income recognized on three wells drilled by three joint ventures and a third party. Consolidated net income for the nine months of 2012 also includes net income of $569,894 attributable to Mieka LLC. The consolidated net loss for the nine months ended September 30, 2011 includes a net loss of $124,605 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 7 to the unaudited consolidated financial statements included elsewhere in this report.

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

Cash and cash equivalents totaled $865,547 as of September 30, 2012, as compared to $1,382,166 as of December 31, 2011. As of September 30, 2012, we had a working capital deficit of $3,505,144 which consisted of $2,008,510 of current assets offset by $5,513,654 of current liabilities. Current assets as of September 30, 2012 included cash of $865,457, deferred income tax of $774,719, prepaid drilling costs of $187,905 and accounts receivable (net) of $180,429. Current liabilities as of September 30, 2012 included deferred revenue of $5,122,806, accounts payable and accrued liabilities of $208,130, payable to affiliate of $89,641, payable to shareholders of $81,394 and current portion of note payable of $11,683.

As of December 31, 2011, we had a working capital deficit of $3,961,546, which consisted of $2,993,054 of current assets offset by $6,954,600 of current liabilities. Current assets as of December 31, 2011 included cash of $1,382,166, deferred income tax of $835,275, prepaid drilling costs of $699,836 and accounts receivable (net) of $75,777. Current liabilities as of December 31, 2011 included deferred revenue of $6,528,474, accounts payable and accrued liabilities of $248,106, payable to shareholders of $88,564, payable to affiliate of $75,659 and current portion of note payable of $13,797.

Cash used in operating activities was $500,878 for the nine months ended September 30, 2012, compared to $970,193 for the nine months ended September 30, 2011.

Changes in cash flows from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, depletion and amortization and deferred income taxes. For example, changes in turnkey drilling revenues, production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations.

Although our long-term growth strategy calls for an increased focus on our own natural gas and oil operations and we intend to rely less on turnkey drilling revenues in the future, we expect to continue our reliance on these sources of liquidity in the future. We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties. We have historically obtained most of the capital to fund expenditures related to our turnkey drilling ventures from the sale of interests in the joint ventures to outside participants. Since 2001, we have raised approximately $43.0 million from outside investors in 32 joint ventures that drilled 167 oil and gas wells.

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

The selling price for natural gas we produce has decreased over the past couple of years and, if his trend continues, will lower the amount of cash flow available to the Company. In response to this trend in natural gas prices, we have added two oil wells to our current drilling joint venture. The two new horizontal oil wells, one of which was completed in the quarter ended September 30, 2012, are on leases located in western New York and target the Speechley oil sand. We believe that packaging two Marcellus gas wells with two Speechley oil wells has enhanced our ability to market drilling joint ventures now and in the future.

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

We did not generate any cash flow from financing activities in the nine months ended September 30, 2012. Cash flow generated from financing activities for the nine months ended September 30, 2011 was $30,000.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of such disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or Rule 15d 15 under the Securities Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2012. Management took significant steps to improve its disclosure controls and procedures during the quarter ended June 30, 2012, which continued in the third quarter. Management intends to continue these efforts during the remainder of 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are furnished as exhibits to this report:

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)
32.1	Certification of Principal Executive Officer of Periodic Report pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Report pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VADDA ENERGY CORPORATION

Date: November 14, 2012	By:	/s/ Daro Blankenship
Daro Blankenship President and Chief Executive Officer (principal executive officer)

Date: November 14, 2012	By:	/s/ Martin N. Mayrath
Martin N. Mayrath Chief Financial Officer (principal financial officer)

