Form 10-Q
period 2013-03-31
VADDA ENERGY CORP
filed 2013-09-19
CIK 1082492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐*(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of August 31, 2013 was 104,235,236.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets:
Cash	$75,589	$358,519
Accounts receivable - net	52,960	59,146
Receivable from affiliate	–	280,046
Deferred federal income tax - current	29,930	29,930
Prepaid drilling costs	1,395,083	455,009
Total current assets	1,553,562	1,182,650

Property and equipment:
Oil and gas properties, using successful efforts method of accounting:
Proved properties	2,130,500	2,130,500
Other property and equipment	304,369	304,369
Less: Accumulated depletion and depreciation	(677,593)	(636,645)
Property and equipment, net	1,757,276	1,798,224

Investment in joint ventures – cost method	849,689	849,689
Deferred federal income tax – non-current	432,267	332,332
Other assets	56,210	56,210

Total Assets	$4,649,004	$4,219,105

Liabilities and Equity:
Accounts payable and accrued liabilities	$479,352	$298,095
Current portion of notes payable	3,945	7,852
Payable to affiliate	81,421	–
Payable to shareholders	45,319	45,319
Deferred revenue	6,409,056	5,796,556
Total current liabilities	7,019,093	6,147,822

Asset retirement obligation	225,858	223,296
Total long-term liabilities	225,858	223,296

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding as of March 31, 2013 and December 31, 2012	–	–
Common stock, $.001 par value; 150,000,000 shares authorized; 104,235,236 and 104,235,236 issued and outstanding as of March 31, 2013 and December 31, 2012	104,235	104,235
Additional paid-in capital	6,948,359	6,948,359
Accumulated deficit	(8,503,694)	(8,212,688)
Total Vadda stockholders’ deficit	(1,451,100)	(1,160,094)
Deficit attributable to noncontrolling interests	(1,144,847)	(991,919)
Total Deficit	(2,595,947)	(2,152,013)

Total Liabilities and Equity	$4,649,004	$4,219,105

See accompanying notes to unaudited consolidated financial statements.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenues:
Turnkey drilling revenues	$–	$2,664,474
Natural gas and oil sales	65,293	79,620
	65,293	2,744,094

Costs and expenses:
Turnkey drilling costs	–	1,258,976
Lease operating expense	43,461	37,192
General and administrative	522,191	518,117
Accretion expense	2,562	13,125
Depletion and depreciation	40,948	36,496
	609,162	1,863,906

Income (loss) before income taxes	(543,869)	880,188

Income tax (benefit) expense	(99,935)	231,000

Net income (loss)	(443,934)	649,188

Net income (loss) attributable to noncontrolling interests	(152,928)	377,268

Net income (loss) attributable to Vadda common stockholders	$(291,006)	$271,920

Basic and diluted income (loss) per Vadda common share	$(0.00)	$0.00

Weighted average number of common shares Outstanding – basic and fully diluted	104,235,236	104,235,236

See accompanying notes to unaudited consolidated financial statements.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(443,934)	$649,188
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	40,948	36,496
Accretion expense	2,562	13,125
Deferred tax expense (benefit)	(99,935)	231,000
Changes in operating assets and liabilities:
Accounts receivable	6,186	(89,563)
Prepaid drilling costs	(940,074)	541,389
Accounts payable and accrued liabilities	181,257	253,706
Payable to affiliates	361,467	(74,222)
Deferred revenues	612,500	(1,929,474)
Net cash used in operating activities	(279,023)	(368,355)

Cash flows from financing activities:
Repayment of note payable	(3,907)	(3,669)
Net cash used in financing activities	(3,907)	(3,669)

Net change in cash	(282,930)	(372,024)

Cash balance, beginning of period	358,519	1,382,166
Cash balance, end of period	$75,589	$1,010,142

See accompanying notes to unaudited consolidated financial statements.

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

The accompanying interim consolidated financial statements and related notes are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and are expressed in U.S dollars, and have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnotes have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2012 and 2011, and notes thereto contained in the Company’s audited financial statements filed as part of its Form 10-K for the year ended December 31, 2012. The results of operations for such periods are not necessarily indicative of the results expected for a full year or any future period.

The Company is an independent developer and producer of natural gas and oil, with operations in Pennsylvania, Kentucky, and New York.

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

The Company earns carried working interests in wells drilled by joint ventures that it manages. Upon the successful completion of a well, the joint ventures are assigned well bore rights on acreage that comprises the legal spacing for the well. When a joint venture sells ownership interests in excess of the total offering amount, such additional interests reduce the Company’s carried working interest. The joint ventures typically pay 100% of the drilling and completion costs. The Company also intends to have ownership in wells drilled on leases in which the joint ventures do not participate.

Turnkey Drilling Revenue Recognition

In its role as the managing venturer of various oil and gas drilling joint ventures, the Company enters into turnkey drilling agreements with operators whereby a profit is earned by arranging the drilling and completion of prospect wells funded by the individual joint ventures. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” revenue is deferred until wells are completed as producing wells or determined to be nonproductive. The associated drilling costs of wells are deferred until revenue is recognized. The Company did not recognize any turnkey drilling revenue or turnkey drilling costs on completed wells during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company recognized $2,664,474 of turnkey drilling revenue and $1,258,976 of turnkey drilling costs on two completed gas wells. As of March 31, 2013 and December 31, 2012, the Company had $6,347,806 and $5,796,556, respectively, in deferred turnkey drilling revenue.  The Company had deferred drilling costs related to turnkey agreements in the amount of $1,395,083 and $455,009, respectively, as of March 31, 2013 and December 31, 2012.

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

The Company recognized $2,562 of accretion expense during the three months ended March 31, 2013, and $13,125 during the three months ended March 31, 2012.

Recently Issued Accounting Standards

The SEC and FASB continually adopt new reporting requirements and makes revisions to existing disclosures required for oil and gas companies, which are intended to provide investors with a more meaningful and comprehensive understanding of such information. No new pronouncements were issued that would impact the Company’s financial position or operations as of March 31, 2013.

NOTE 3 – INCOME TAXES

The Company computes quarterly income taxes under the effective tax rate method based on applying an anticipated annual effective rate to its quarterly net income (loss), except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three months ended March 31, 2013, the Company’s overall effective tax rate on pre-tax income from operations used was 18.4%.  Based on net losses and income for the three months ended March 31, 2013 and 2012, the Company had an estimated income tax benefit and income tax expense of $99,935 and $231,000, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an arrangement between the Company and Mieka LLC, an entity wholly owned by the Company’s principal stockholders, Mieka LLC provides drilling and completion services on wells owned by the Company. During the three months ended March 31, 2013 and 2012, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $686,000 and $457,333, respectively. As of March 31, 2013 and December 31, 2012, the Company was obligated to pay $1,505,363 and $1,562,206, respectively, to Mieka LLC.

During the three months ended March 31, 2013, Mieka LLC was charged an administrative fee of $24,000 from Vadda Energy Corporation and $102,000 from Mieka Corporation. This activity is eliminated in the consolidated financial statements.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

During the three months ended March 31, 2013, Daro and Anita Blankenship, principal shareholders of the Company, received aggregate compensation from the Company of $26,000 and $32,500, respectively. During the three months ended March 31, 2012, they received aggregate compensation of $24,000 and $30,000, respectively. As of March 31, 2013 and December 31, 2012, the Company was obligated to pay Daro and Anita Blankenship $45,319 in repayment of a previous loan. As of March 31, 2013 the Company had payables to affiliates of $81,421.

NOTE 5 – LEASES

At the end of September 2012, the Company relocated its principal offices to Flower Mound, Texas under a new lease agreement entered into in May 2012. The lease provides approximately 7,800 square feet of office space for a term of 6 ½ years. After an initial six-month rent abatement period, basic rent for the following 12 months will be $9,775 monthly.

NOTE 6 – NOTES PAYABLE

In June 2011 the Company obtained an installment loan in the principal amount of $30,000 to purchase oil and gas accounting software. Under the terms of the loan agreement, the loan bears interest at the rate of 6.5% per year and the Company has a monthly payment obligation of $1,338 until the loan’s maturity in June 2013. As of March 31, 2013, the remaining unpaid principal balance was $3,945.

NOTE 7 – LIQUIDITY AND GOING CONCERN

The Company evaluated the ability to continue as a going concern through the year ended December 31, 2013 due to the following factors:

•	recurring operating losses;
•	working capital deficiencies;
•	negative cash flows from operating activities; and
•	accumulated deficits.

Cash flow from operations is the Company’s most significant source of liquidity. The Company generates operating cash flow from two primary sources:

•	Turnkey oil and gas drilling joint ventures, from which the Company generally receives turnkey fees (which generate profits to the extent the turnkey price the Company charges to the joint ventures exceeds the actual costs necessary to acquire leases and drill, test and complete wells for such joint ventures) and carried working interests in such wells (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as interests in such joint ventures purchased by the Company (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil in commercial quantities); and

•	Natural gas and oil sales, which are generally attributable to working interests owned and held directly by the Company in wells on producing oil and gas properties (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil in commercial quantities) and carried working interests in such wells (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue and cash flow to the extent such wells produce natural gas and oil in commercial quantities).

The Company’s plan to generate cash flows to meet ongoing drilling obligations and fund general and administrative expenses through the remainder of 2013 is to execute the following:

•	continue to generate turnkey drilling revenues and profits;
•	obtain carried interests in wells drilled by new joint ventures; and
•	directly participate in wells drilled in the Marcellus Shale, Utica Shale and oil sands in New York and Pennsylvania.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

The Company may not be able to raise additional capital or generate turnkey drilling revenues or profits in amounts sufficient to fund ongoing drilling obligations and general and administrative expenses. If the Company cannot continue to raise additional capital or start generating sufficient cash flow from operations the Company may have to significantly delay the timing of expenditures for drilling and/or administrative expenses to meet its current obligations or consider curtailing operations. Although the Company typically retains a significant degree of control over the timing of its capital expenditures, the Company may not always be able to defer or accelerate certain capital expenditures to address any potential liquidity issues, although largely discretionary. The Company has been able to generate significant funds from the sale of interests in its joint ventures in 2013 to allow the Company to continue as a going concern, including a total of $2,041,667 from April 1, 2013 through September 16, 2013. The Company expects to continue to generate additional investment to fund operations through the year ended December 31, 2013; however, the Company cannot give any assurance of its ability to do so.

NOTE 8 – VARIABLE INTERESTS ENTITIES (VIE)

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

Mieka, LLC (“VIE”), an entity under common control of the Company, was evaluated as a variable interest entity of the Company. The VIE’s only source of revenue is from the drilling of oil and gas wells contracted with the Company through certain turnkey contracts entered into by the Company. The VIE also is an investor in certain joint ventures of the Company. The relationship was evaluated to determine if the arrangement gave the Company a variable interest in a variable interest entity and to determine whether the Company was the primary beneficiary that would result in consolidating the VIE.

The Company was considered to be the primary beneficiary as a result of the obligation to absorb losses that could be significant to the VIE. Additionally, since future revenue for the VIE is dependent upon the Company entering into future turnkey contracts or drilling programs, the Company directs activities that most significantly impact economic performance of the VIE. The Company was determined to be the primary beneficiary of the VIE for 2013 and 2012 and the VIE has been included in the consolidated financial statements as of and for the year ended December 31, 2012 and as of and for the three months ended March 31, 2013.

The table below reflects the amount of assets and liabilities from the VIE included in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Assets:
Cash	$–	$278,032
Accounts receivable from affiliates	1,505,363	1,562,206
Prepaid drilling cost	1,395,083	455,009
Investment in joint ventures	612,500	612,500
Other assets	79,184	60,602
Total assets	$3,592,130	$2,968,349

Liabilities and Equity:
Accounts payable and accrued liabilities	$230,222	$139,513
Deferred revenue	4,506,755	3,820,755
Total liabilities	$4,736,977	$3,960,268

Retained earnings (accumulated deficit)	(1,144,847)	$(991,919)
Total stockholders’ equity (deficit)	(1,144,847)	(991,919)

Total Liabilities and Equity	$3,592,130	$2,968,349

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Strategy

Our long-term growth strategy is primarily focused on building cash flow from developing crude oil reserves through drilling horizontal wells in southern New York and north central Pennsylvania and natural gas reserves on lease acreage in the Marcellus Shale and Utica Shale formations in southwestern Pennsylvania. We believe this strategy will create greater value for investors.

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

As part of this strategy, we formed the following joint ventures which are managed by Mieka:

2009 Mieka PA Westmoreland/Marcellus Shale Project I—Marcellus I JV

In June 2010, we formed our first drilling joint venture that consisted of wells targeting the Marcellus Shale formation. The 2009 Mieka PA Westmoreland/Marcellus Shale Project I (“Marcellus I JV”) received $2,304,000 in capital contributions from outside investors. As the managing venturer we contributed $23,273 of capital for a 1% interest in the joint venture, which equals a 0.44% working interest and a 0.36% net revenue interest in the joint venture wells. We also purchased $82,500 of the Marcellus I JV in January 2010 on the same terms and conditions as outside investors, which equals 1.63% working interest and 1.35% net revenue interest in the wells. In addition, we hold a 4.91% carried working interest (3.35% net revenue interest), in each of the wells, which is carried to the tanks, outside the joint venture. We also hold an additional 36.04% working interest (29.28% net revenue interest) in the wells outside the joint venture.

The Marcellus I JV drilled a total of two natural gas wells, one of which was completed in December 2010 and is producing. The second well was completed during the first quarter of 2012. In December 2011, the Commonwealth of Pennsylvania enacted new legislation, which now requires us to obtain a permit to build a pipeline to move the natural gas produced from the second well. The permit was approved in October 2012, which will enable us to construct the pipeline and begin production during the fourth quarter of 2013.

2010 Mieka PA/WestM/Marcellus Shale Project II—Marcellus II JV

The 2010 Mieka PA/WestM/Marcellus Project II (“Marcellus II JV”) was formed in January 2011. In October 2011, the Marcellus II JV was closed with total capital contributions of $4,435,200 from outside investors. The Marcellus II JV was originally formed to drill one vertical oil and gas well and one horizontal oil and gas well targeting the Marcellus Shale formation in Pennsylvania. In March 2013, the venture voted to acquire interest in two horizontal wells in New York in substitution for the horizontal well. As of August 31, 2013, the vertical well has been drilled, tested and completed and is awaiting a pipeline, and the horizontal wells have not commenced operations. Mieka holds a .77% carried working interest (0.00% net revenue interest) in the vertical well. As the managing venturer we contributed $44,800 of capital for a 1% interest in the joint venture, which equals a 0.44% working interest and a 0.36% net revenue interest in the vertical well and a 0.36% working interest and a 0.30% net revenue interest in the horizontal wells.

2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A—Mieka Jefferson A JV

The 2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A (“Mieka Jefferson A JV”) began accepting investor subscriptions in December 2011 and had received capital contributions of $6,514,917 as of August 31, 2013. The Mieka Jefferson A JV was originally formed to drill two gas wells, one vertical and one horizontal, targeting the Marcellus Shale formation and two horizontal oil wells, which were to be drilled to the 1st, 2nd or 3rd Bradford Sands formation in western New York. In March 2013, the venture voted to acquire interests in two horizontal wells in New York in substitution for the horizontal gas well. As of August 31, 2013, the vertical natural gas well had been drilled, tested, and fracked. One of the horizontal oil wells was completed in the quarter ended September 30, 2012 and the other horizontal well has been completed in the quarter ended September 30, 2013. The other two horizontal wells have not yet commenced operations. Mieka holds a 6% carried working interest (4.25% net revenue interest) in the wells that have commenced operations, and will hold a 4% carried working interest (3.4% net revenue interest) in the wells that have not commenced operations. As the managing venturer we have contributed $86,616 of capital for a 1% interest in the joint venture, which equals a 0.44% working interest and a 0.36% net revenue interest in the wells that have commenced operations and will equal a 0.36% working interest and a 0.30% net revenue interest in the wells that have not commenced operation. Additionally, Mieka LLC holds a 10% working interest (8.12% net revenue interest) in one of the wells that has commenced operations.

Mieka LLC purchased $612,500 of joint venture units in December 2011, which represents a 3.11% working interest and 2.57% net revenue interest in the wells.

Results of Operations

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Total Revenues. Total revenues decreased $2,678,801 to $65,293 for the first three months of 2013 from $2,744,094 for the 2012 quarter, due to the recognition of turnkey drilling revenue during the first quarter of 2012, and to decreased natural gas and oil sales.

Turnkey Drilling Revenues. Turnkey drilling cash received during the three months ended March 31, 2013 was not recognized, but was deferred because of certain GAAP requirements. Turnkey revenues for the three months ended March 31, 2012, represent two wells completed during the first quarter of 2012 and are comprised of $2,664,474 of revenues earned from the 50% working interest owned by the Marcellus I JV and the Marcellus II JV.

Natural Gas and Oil Sales. Natural gas and oil sales decreased $14,327, or 18.0%, to $65,293 for the three months ended March 31, 2013 from $79,620 for 2012, due to normal production decline in existing wells coupled with a decrease in the price of natural gas.

Total Costs and Expenses. Total costs and expenses decreased $1,254,744, or 67.3%, to $609,162 for the three months ended March 31, 2013 from $1,836,906 for the prior year quarter, due primarily to the recognition of turnkey drilling costs on completed projects in 2012.

Turnkey Drilling Costs. Turnkey drilling costs were $0 for the three months ended March 31, 2013. Turnkey drilling costs were $1,258,976 in the first three months of 2012 and included costs to drill 100% of two wells owned 50% by the Marcellus I JV and the Marcellus II JV.

General and Administrative Expenses. General and administrative expenses increased only slightly by $4,074, or 0.0%, to $522,191 during the three months ended March 31, 2013 from $518,117 for the same period in 2012 due to increased payroll and commission costs, partially offset by the decrease in 2013 from 2012 costs related to becoming a public company.

Net Income (Loss). The net loss attributable to Vadda common stockholders was $291,006, or $0.00 per basic and diluted common share, for the three months ended March 31, 2013 as compared to net income attributable to Vadda common stockholders of $271,920, or $0.00 per basic and diluted common share, for the 2012 quarter. The total net loss of $443,934 for the first quarter of 2013 represents a consolidated net loss, which includes a net loss of $152,928 attributable to Mieka LLC. The net income for the 2012 quarter was attributable to net turnkey drilling income recognized on two wells drilled by two joint ventures and a third party. That 2012 total net income of $649,188 represents a consolidated net income that includes net income of $377,628 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 7 to the unaudited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

The Company evaluated the ability to continue as a going concern through the year ended December 31, 2013 due to the following factors:

•	recurring operating losses;
•	working capital deficiencies;
•	negative cash flows from operating activities; and
•	accumulated deficits.

Cash and cash equivalents totaled $75,589 as of March 31, 2013, as compared to $358,519 as of December 31, 2012. As of March 31, 2013, we had a working capital deficit of $5,465,531, which consisted of $1,553,562 of current assets offset by $7,019,093 of current liabilities. Current assets as of March 31, 2013 included cash of $75,589, prepaid drilling costs of $1,395,083, accounts receivable (net) of $52,960, and deferred income tax of $29,930. Current liabilities as of March 31, 2013 included deferred revenue of $6,409,056, accounts payable and accrued liabilities of $479,352, payable to affiliate of $81,421, payable to shareholders of $45,319 and current portion of note payable of $3,945.

As of December 31, 2012, we had a working capital deficit of $4,965,172, which consisted of $1,182,650 of current assets offset by $6,147,822 of current liabilities. Current assets as of December 31, 2012 included cash of $358,519, prepaid drilling costs of $455,009, receivable from affiliate of $280,046, accounts receivable of $59,146 and deferred income tax of $835,275. Current liabilities as of December 31, 2012 included deferred revenue of $5,796,556, accounts payable and accrued liabilities of $298,095, payable to stockholders of $45,319, and current portion of note payable of $7,852.

Cash flow from operations is our most significant source of liquidity. We generate our operating cash flow from two primary sources:

•	Turnkey oil and gas drilling joint ventures, from which we generally receive turnkey income (which generates profits to the extent the turnkey price we charge to the joint ventures exceeds the actual costs necessary to acquire leases and drill, test and complete wells for such joint ventures) and carried working interests in such wells (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as interests in such joint ventures purchased by the Company (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil in commercial quantities); and
•	Natural gas and oil sales, which are attributable to working interests owned and held directly by us in wells on producing oil and gas properties (which generate monthly revenue and cash flow to the extent such wells produce natural gas and oil in commercial quantities) and carried working interests in such wells (which also generate monthly revenue and cash flow to the extent such wells produce natural gas and oil), as well as overriding royalty interests and reversionary interests (which may generate additional monthly revenue and cash flow to the extent such wells produce natural gas and oil in commercial quantities).

Cash used in operating activities was $279,023 for the three months ended March 31, 2013, compared to $368,355 for the three months ended March 31, 2012.

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

Although our long-term growth strategy calls for an increased focus on our own natural gas and oil operations and we intend to rely less on turnkey drilling revenues in the future, we expect to continue our reliance on these sources of liquidity in the future. We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties. We have historically obtained most of the capital to fund expenditures related to our turnkey drilling ventures from the sale of interests in the joint ventures to outside participants. Since 2001, we have raised approximately $44.9 million from outside investors in 32 joint ventures that drilled 167 oil and gas wells.

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

Our plan to generate cash flows to meet ongoing drilling obligations and fund general and administrative expenses through the remainder of 2013 is to execute the following:

•	continue to generate turnkey drilling revenues and profits;
•	obtain carried interests in wells drilled by new joint ventures; and
•	directly participate in wells drilled in the Marcellus Shale, Utica Shale and oil sands in New York and Pennsylvania.

The selling price for natural gas we produce has decreased over the past couple of years. However, the prices have increased approximately 50% thus far in 2013, and natural gas futures indicate continuing improved performance over the next several years. The Company’s current drilling joint venture, the 2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A, includes four oil wells in addition to one gas well. The Zlomek #2 H-1 horizontal oil well, located in Cattaraugus County, New York, was completed in the quarter ended September 30, 2012. The Kruger Thomas vertical gas well, located in Jefferson County, New York, is expected to be completed by the end of the year. The Potter Lumber 2 #1 horizontal oil well, located in Cattaraugus County, New York, has been completed in the third quarter of 2013. Two additional horizontal oil wells, to be located in Cattaraugus County, New York, have been permitted, and preparations to begin drilling are in process.

Our revenues and cash flow could be adversely impacted by lower natural gas and crude oil prices and we are presently not participating in any hedging activities. Although gas prices have been depressed over the past couple of years, they have been increasing in 2013 and based on natural gas futures we expect continuing improved performance. Oil prices have been steady and we expect this trend to continue.

We may not be able to raise additional capital or generate turnkey drilling revenues or profits in amounts sufficient to fund ongoing drilling obligations and general and administrative expenses. If we cannot continue to raise additional capital or start generating sufficient cash flow from operations, we may have to significantly delay the timing of expenditures for drilling and/or administrative expenses to meet our current obligations or consider curtailing operations. Although we typically retain a significant degree of control over the timing of our capital expenditures, we may not always be able to defer or accelerate certain capital expenditures to address any potential liquidity issues, although largely discretionary. The Company has been able to generate significant funds from the sale of interests in its joint ventures in 2013 to allow us to continue as a going concern, including a total of $2,041,667 from April 1, 2013 through September 16, 2013. We expect to continue to generate additional investment to fund operations through the year ended December 31, 2013; however, we cannot give any assurance of our ability to do so.

We did not generate any cash flow from financing activities in either of the three months ended March 31, 2013 or 2012.

We cannot give any assurance that we will be able to raise additional equity capital or generate sufficient cash flow from operations to fund operations or growth. If we are unable to achieve a sufficient level of cash inflows and/or cannot secure equity financing, if needed, on satisfactory terms, we may be unable to support or expand our operations.  Additional equity financings are likely to be dilutive to holders of our common stock and debt financings, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of such disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or Rule 15d 15 under the Securities Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013. However, management has taken significant steps to improve its disclosure controls and procedures over the last year. The Company has engaged a new Chief Financial Officer, Vice President of Finance, and Accounting Manager to review control deficiencies, implement accounting controls, and provide multiple levels of review of financial information. A new oil & gas accounting software system has been implemented to provide more accurate and detailed financial information. A formal monthly accounting close process has been implemented. Management will continue to take steps to improve its disclosure controls and procedures in 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are furnished as exhibits to this report:

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)
32.1	Certification of Principal Executive Officer of Periodic Report pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Report pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VADDA ENERGY CORPORATION

Date: September 19, 2013	By:	/s/ Daro Blankenship
Daro Blankenship President and Chief Executive Officer (principal executive officer)

Date: September 19, 2013	By:	/s/ Martin N. Mayrath
Martin N. Mayrath Chief Financial Officer (principal financial officer)

