Form 10-Q
period 2013-06-30
VADDA ENERGY CORP
filed 2013-10-17
CIK 1082492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☒ No ☐

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of September 30, 2013 was 104,235,236.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets:
Cash	$521,778	$358,519
Accounts receivable - net	48,936	59,146
Receivable from affiliate	–	280,046
Deferred federal income taxes - current	29,930	29,930
Prepaid drilling costs	1,252,737	455,009
Total current assets	1,853,381	1,182,650

Property and equipment:
Oil and gas properties, using successful efforts method of accounting:
Proved properties	2,506,004	2,130,500
Other property and equipment	362,160	304,369
Less: Accumulated depletion and depreciation	(719,505)	(636,645)
Property and equipment, net	2,148,659	1,798,224

Investment in joint ventures – cost method	849,689	849,689
Deferred federal income tax – non-current	526,947	332,332
Other assets	56,210	56,210

Total Assets	$5,434,886	$4,219,105

Liabilities and Equity:
Accounts payable and accrued liabilities	$315,067	$298,095
Current portion of notes payable	11,202	7,852
Payable to affiliate	67,454	–
Payable to shareholders	12,319	45,319
Deferred revenue	7,838,223	5,796,556
Total current liabilities	8,244,265	6,147,822

Notes payable	22,887	–
Asset retirement obligation	228,420	223,296
Total long-term liabilities	251,307	223,296

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding as of June 30, 2013 and December 31, 2012	–	–
Common stock, $.001 par value; 150,000,000 shares authorized; 104,235,236 and 104,235,236 issued and outstanding as of June 30, 2013 and December 31, 2012	104,235	104,235
Additional paid-in capital	7,136,111	6,948,359
Accumulated deficit	(8,794,988)	(8,212,688)
Total Vadda stockholders’ deficit	(1,554,642)	(1,160,094)
Deficit attributable to noncontrolling interests	(1,506,044)	(991,919)
Total Deficit	(3,060,686)	(2,152,013)

Total Liabilities and Equity	$5,434,886	$4,219,105

See accompanying notes to unaudited consolidated financial statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Turnkey drilling revenues	$–	$–	$–	$2,664,474
Natural gas and oil sales	90,681	47,465	155,974	127,085
	90,681	47,465	155,974	2,791,559
Costs and Expenses:
Turnkey drilling costs	–	10,000	–	1,268,976
Lease operating expense	64,504	14,577	107,965	51,769
General and administrative	541,123	366,401	1,063,314	884,518
Accretion expense	2,562	13,126	5,124	26,251
Depletion and depreciation	41,911	34,782	82,859	71,278
	650,100	438,886	1,259,262	2,302,792

Income (loss) before income taxes	(559,419)	(391,421)	(1,103,288)	448,767

Income tax expense (benefit)	(94,680)	(90,000)	(194,615)	141,000

Net income (loss)	(464,739)	(301,421)	(908,673)	347,767

Net income (loss) attributable to noncontrolling interests	(173,445)	633	(326,373)	377,901

Net loss attributable to Vadda common stockholders	$(291,294)	$(302,054)	$(582,300)	$(30,134)

Basic and diluted loss per Vadda common share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	104,235,236	104,235,236	104,235,236	104,235,236

See accompanying notes to unaudited consolidated financial statements

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(908,673)	$347,767
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	82,859	71,278
Accretion expense	5,124	26,251
Deferred tax expense (benefit)	(194,615)	141,000
Changes in operating assets and liabilities:
Accounts receivable	10,210	(96,234)
Prepaid drilling costs	(797,728)	(22,413)
Other assets	–	(22,208)
Accounts payable and accrued liabilities	16,973	69,084
Payable to affiliates	347,500	8,651
Deferred revenues	2,041,667	(1,582,391)
Net cash provided by (used in) operating activities	603,317	(1,059,215)

Cash flows from investing activities:
Additions to oil and gas properties	(375,504)	–
Additions to property and equipment	(57,791)	(5,347)
Net cash used in investing activities	(433,295)	(5,347)

Cash flows from financing activities:
Proceeds from note payable	35,000	–
Repayment of note payable	(8,763)	(6,154)
Repayment of shareholder payable	(33,000)	–
Net cash used in financing activities	(6,763)	(6,154)

Net change in cash	163,259	(1,070,716)

Cash balance, beginning of period	358,519	1,382,166
Cash balance, end of period	$521,778	$311,450

Non cash financing activities:
Non cash contribution to Vadda Energy Corporation	$187,752	$–
Non cash distribution to Mieka LLC owners	$187,752	$–

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

Turnkey Drilling Revenue Recognition

In its role as the managing venturer of various oil and gas drilling joint ventures, the Company enters into turnkey drilling agreements with operators whereby a profit is earned by arranging the drilling and completion of prospect wells funded by the individual joint ventures. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” revenue is deferred until wells are completed as producing wells or determined to be nonproductive. The associated drilling costs of wells are deferred until revenue is recognized. The Company did not recognize any turnkey drilling revenue or turnkey drilling costs on completed wells during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company recognized $2,664,474 of turnkey drilling revenue and $1,268,976 of turnkey drilling costs on two completed gas wells. As of June 30, 2013 and December 31, 2012, the Company had $7,838,223 and $5,796,556, respectively, in deferred turnkey drilling revenue.  The Company had deferred drilling costs related to turnkey agreements in the amount of $1,252,737 and $455,009, respectively, as of June 30, 2013 and December 31, 2012.

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

The Company recognized $2,562 and $5,124 of accretion expense during the three and six months ended June 30, 2013, and $13,126 and $26,251 during the three and six months ended June 30, 2012.

Recently Issued Accounting Standards

The SEC and FASB continually adopt new reporting requirements and makes revisions to existing disclosures required for oil and gas companies, which are intended to provide investors with a more meaningful and comprehensive understanding of such information. No new pronouncements were issued that would impact the Company’s financial position or operations as of June 30, 2013.

NOTE 3 – INCOME TAXES

The Company computes quarterly income taxes under the effective tax rate method based on applying an anticipated annual effective rate to its quarterly net income (loss), except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three and six months ended June 30, 2013, the Company’s overall effective tax rate on pre-tax income from operations used was 16.9% and 17.6% respectively. This is less than the 34% statutory tax rate because there is a full valuation reserve against the tax impact of Vadda’s net loss since it is determined to be unrecognizable in future periods.

Based on net income and losses for the three months and six months ended June 30, 2013 and 2012, the Company had an estimated income tax benefit of $94,680 and $194,615 for the three and six months ended June 30, 2013, an estimated income tax benefit of $90,000 for the three months ended June 30, 2012 and an income tax expense of $141,000 for the six months ended June 30, 2012.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an arrangement between the Company and Mieka LLC, an entity wholly owned by the Company’s principal stockholders, Mieka LLC provides drilling and completion services on wells owned by the Company. During the three months ended June 30, 2013 and 2012, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $1,003,417 and $306,249, respectively. During the six months ended June 30, 2013 and 2012, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $1,689,417 and $763,582, respectively. As of June 30, 2013 and December 31, 2012, the Company was obligated to pay $1,566,508 and $1,562,206, respectively, to Mieka LLC.

During the six months ended June 30, 2013, Mieka LLC was charged an administrative fee of $48,000 from Vadda Energy Corporation and $204,000 from Mieka. This activity is eliminated in the consolidated financial statements.

During the six months ended June 30, 2013, Daro and Anita Blankenship, principal shareholders of the Company, received aggregate compensation from the Company of $52,000 and $65,000, respectively. During the six months ended June 30, 2012, they received aggregate compensation of $50,000 and $62,500, respectively. As of June 30, 2013 and December 31, 2012, the Company was obligated to pay Daro and Anita Blankenship $12,319 and $45,319 in repayment of a previous loan. As of June 30, 2013 the Company had payables to affiliates of $67,454. As of December 31, 2012 the Company had receivables from affiliates of $280,046.

Martin N. Mayrath is a principal of Mayrath & Co., PC, which has been engaged to perform the function of Chief Financial Officer, in addition to providing tax services. The Company paid to Mayrath & Co. a total of $30,784 and $37,226 for its services in the quarters ended June 30, 2013 and June 30, 2012 respectively.

NOTE 5 – EQUITY TRANSACTIONS

During the quarter ended June 30, 2013, Mieka LLC paid $375,503 in drilling costs for the Potter Lumber #2 well in return for a 43.7% working interest (37.1% net revenue interest) in such well. Fifty percent of such working interest was contributed by Mieka LLC to Vadda as an equity contribution. Vadda then contributed such working interest to Mieka as a capital contribution to Mieka, which contribution is appropriately eliminated in consolidation. After the consummation of these transactions, Mieka LLC and Mieka each hold a 21.8% working interest (18.6% net revenue interest) in the Potter Lumber #2 well, with a capitalized value of $187,752 each in oil and gas properties.

NOTE 6 – LEASES

At the end of September 2012, the Company relocated its principal offices to Flower Mound, Texas under a new lease agreement entered into in May 2012. The lease provides approximately 7,800 square feet of office space for a term of 6 ½ years. After an initial six-month rent abatement period, basic rent for the following 12 months will be $9,775 monthly.

NOTE 7 – NOTES PAYABLE

In May 2013 the Company obtained an installment loan in the principal amount of $35,000 to purchase a Ford F350 truck. Under the terms of the loan agreement, the loan bears interest at the rate of 4.5% per year and the Company has a monthly payment obligation of $1,042 until the loan’s maturity in May 2016. As of June 30, 2013, the remaining unpaid principal balance was $34,089.

NOTE 8 – LIQUIDITY AND GOING CONCERN

The Company evaluated the ability to continue as a going concern through the year ended December 31, 2013 due to the following factors:

•	recurring operating losses;
•	working capital deficiencies;
•	negative cash flows from operating activities; and
•	accumulated deficits.
8

VADDA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company may not be able to raise additional capital or generate turnkey drilling revenues or profits in amounts sufficient to fund ongoing drilling obligations and general and administrative expenses. If the Company cannot continue to raise additional capital or start generating sufficient cash flow from operations the Company may have to significantly delay the timing of expenditures for drilling and/or administrative expenses to meet its current obligations or consider curtailing operations. Although the Company typically retains a significant degree of control over the timing of its capital expenditures, the Company may not always be able to defer or accelerate certain capital expenditures to address any potential liquidity issues, although largely discretionary. The Company has been able to generate significant funds from the sale of interests in its joint ventures in 2013 to allow the Company to continue as a going concern, including a total of $735,000 from July 1, 2013 through September 30, 2013. The Company expects to continue to generate additional investment to fund operations through the year ended December 31, 2013; however, the Company cannot give any assurance of its ability to do so.

NOTE 9 - VARIABLE INTERESTS ENTITIES (VIE)

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

VADDA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company was considered to be the primary beneficiary as a result of the obligation to absorb losses that could be significant to the VIE. Additionally, since future revenue for the VIE is dependent upon the Company entering into future turnkey contracts or drilling programs, the Company directs activities that most significantly impact economic performance of the VIE. The Company was determined to be the primary beneficiary of the VIE for 2013 and 2012 and the VIE has been included in the consolidated financial statements as of and for the years ended December 31, 2012 and 2011 and as of and for the six months ended June 30, 2013.

The table below reflects the amount of assets and liabilities from the VIE included in the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Assets:
Cash	$390,936	$278,032
Accounts receivable from affiliates	1,566,508	1,562,206
Prepaid drilling cost	1,252,737	455,009
Oil and gas properties	187,752	–
Investment in joint ventures	612,500	612,500
Other assets	150,290	60,602
Total assets	$4,160,723	$2,968,349

Liabilities and Equity:
Accounts payable, accrued liabilities, and notes payable	$156,595	$139,513
Deferred revenue	5,510,172	3,820,755
Total liabilities	$5,666,767	$3,960,268

Retained earnings (accumulated deficit)	(1,506,044)	$(991,919)
Total stockholders’ equity (deficit)	(1,506,044)	(991,919)

Total Liabilities and Equity	$4,160,723	$2,968,349

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

2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A—Mieka Jefferson A JV

The 2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A (“Mieka Jefferson A JV”) began accepting investor subscriptions in December 2011 and had received capital contributions of $6,757,917 as of September 30, 2013. The Mieka Jefferson A JV was originally formed to drill two gas wells, one vertical and one horizontal, targeting the Marcellus Shale formation and two horizontal oil wells, which were to be drilled to the 1st, 2nd or 3rd Bradford Sands formation in western New York. In March 2013, the venture voted to acquire interests in two horizontal wells in New York in substitution for the horizontal gas well. As of September 30, 2013, the vertical natural gas well had been drilled, tested, and fracked. One of the horizontal oil wells was completed in the quarter ended September 30, 2012 and the other horizontal well has been completed in the quarter ended September 30, 2013. The other two horizontal wells have not yet commenced operations. Mieka holds a 6% carried working interest (4.25% net revenue interest) in the wells that have commenced operations, and will hold a 4% carried working interest (3.4% net revenue interest) in the wells that have not commenced operations. As the managing venturer we have contributed $86,616 of capital for a 1% interest in the joint venture, which equals a 0.44% working interest and a 0.36% net revenue interest in the wells that have commenced operations and will equal a 0.36% working interest and a 0.30% net revenue interest in the wells that have not commenced operation. Additionally, Mieka LLC holds a 10% working interest (8.12% net revenue interest) in one well, which has commenced operations. Mieka LLC and Mieka also each hold a 21.82% working interest (18.55% net revenue interest) in the Potter Lumber #2 well, which was completed in the quarter ended September 30, 2013.

Results of Operations

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Total Revenues. Total revenues increased $43,036 to $90,681 for the three months ended June 30, 2013 from $47,645 for the 2012 second quarter, due to increased natural gas and oil sales.

Turnkey Drilling Revenues. Turnkey drilling cash received of $1,429,167 and $347,083 during the three months ended June 30, 2013 and 2012 respectively, was not recognized, but was deferred because of certain GAAP requirements.

Natural Gas and Oil Sales. Natural gas and oil sales increased $43,036, or 90.7%, to $90,681 for the three months ended June 30, 2013 from $47,645 for 2012, due to increased production from two new oil wells coupled with an increase in the price of both oil and natural gas.

Total Costs and Expenses. Total costs and expenses increased $211,214, or 48.1%, to $650,100 for the three months ended June 30, 2013 from $438,886 for the prior year quarter, due to increased lease operating costs, general and administrative costs, and depletion and depreciation in 2013.

Turnkey Drilling Costs. There were no turnkey drilling costs for the three months ended June 30, 2013. Turnkey drilling costs were $10,000 in the three months ended June 30, 2012.

General and Administrative Expenses. General and administrative expenses increased $174,722, or 47.7%, to $541,123 during the three months ended June 30, 2013 from $366,401 for the same period in 2012 due primarily to increased commissions and payroll related expenses.

Net Income (Loss). Net loss attributable to Vadda common stockholders was $291,294, or $0.00 per basic and diluted common share, for the three months ended June 30, 2013 as compared to a net loss attributable to Vadda common stockholders of $302,054, or $0.00 per basic and diluted common share, for the 2012 quarter. The total net loss of $464,739 for the second quarter of 2013 represents a consolidated net loss, which includes a net loss of $173,445 attributable to Mieka LLC. The 2012 total net loss of $301,421 represents a consolidated net loss that includes net income of $633 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 9 to the unaudited consolidated financial statements included elsewhere in this report.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Total Revenues. Total revenues decreased $2,635,585 to $155,974 for the six months ended June 30, 2013 from $2,791,559 for the first six months of 2012, due primarily to the recognition of turnkey drilling revenue during the first quarter of 2012, offset slightly by increased natural gas and oil sales in 2013.

Turnkey Drilling Revenues. Turnkey drilling cash received during the six months ended June 30, 2013 was not recognized, but was deferred because of certain GAAP requirements. Turnkey revenues for the six months ended June 30, 2012 represent two wells completed during the first quarter of 2012 and are comprised of $2,664,474 of revenues earned from the 50% working interest owned by the Marcellus I JV and the Marcellus II JV.

Natural Gas and Oil Sales. Natural gas and oil sales increased $28,889, or 22.7%, to $155,974 for the six months ended June 30, 2013 from $127,085 for the 2012 period, due to increased production from two new oil wells coupled with an increase in the price of both oil and natural gas.

Total Costs and Expenses. Total costs and expenses decreased $1,043,530, or 45.3%, to $1,259,262 for the six months ended June 30, 2013 from $2,302,792 for the prior year, due primarily to the recognition of turnkey drilling costs on completed projects in 2012.

Turnkey Drilling Costs. Turnkey drilling costs were $0 for the six months ended June 30, 2013. Turnkey drilling costs were $1,268,976 in the first six months of 2012 and included costs to drill 100% of two wells owned 50% by the Marcellus I JV and the Marcellus II JV.

General and Administrative Expenses. General and administrative expenses increased $178,796, or 20.2%, to $1,063,314 during the six months ended June 30, 2013 from $884,518 for the same period in 2012 due primarily to increased commission costs and payroll related expenses.

Net Income (Loss). Net loss attributable to Vadda common stockholders was $582,300 or $0.01 loss per basic and diluted common share, for the six months ended June 30, 2013 as compared to a net loss attributable to common stockholders of $30,134, or $0.00 per basic and diluted common share, for the 2012 period. The total net loss of $908,673 for the six months ended June 30, 2013 represents a consolidated net loss, which includes a net loss of $326,373 attributable to Mieka LLC. The 2012 total net income of $347,767 represents a consolidated net income that includes a net income of $377,901 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 7 to the unaudited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

The Company evaluated the ability to continue as a going concern through the year ended December 31, 2013 due to the following factors:

•	recurring operating losses;
•	working capital deficiencies;
•	negative cash flows from operating activities; and
•	accumulated deficits.

Cash and cash equivalents totaled $521,778 as of June 30, 2013, as compared to $358,519 as of December 31, 2012. As of June 30, 2013, we had a working capital deficit of $6,390,884, which consisted of $1,853,381 of current assets offset by $8,244,265 of current liabilities. Current assets as of June 30, 2013 included cash of $521,778, prepaid drilling costs of $1,252,737, accounts receivable (net) of $48,936, and deferred income tax of $29,930. Current liabilities as of June 30, 2013 included deferred revenue of $7,838,223, accounts payable and accrued liabilities of $315,067, payable to affiliate of $67,454, payable to shareholders of $12,319 and current portion of note payable of $11,202.

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

Cash provided by operating activities was $603,317 for the six months ended June 30, 2013, compared to $1,059,215 used in operating activities for the six months ended June 30, 2012.

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

Although our long-term growth strategy calls for an increased focus on our own natural gas and oil operations and we intend to rely less on turnkey drilling revenues in the future, we expect to continue our reliance on these sources of liquidity in the future. We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties. We have historically obtained most of the capital to fund expenditures related to our turnkey drilling ventures from the sale of interests in the joint ventures to outside participants. Since 2001, we have raised approximately $46.4 million from outside investors in 32 joint ventures that drilled 168 oil and gas wells.

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

We may not be able to raise additional capital or generate turnkey drilling revenues or profits in amounts sufficient to fund ongoing drilling obligations and general and administrative expenses. If we cannot continue to raise additional capital or start generating sufficient cash flow from operations, we may have to significantly delay the timing of expenditures for drilling and/or administrative expenses to meet our current obligations or consider curtailing operations. Although we typically retain a significant degree of control over the timing of our capital expenditures, we may not always be able to defer or accelerate certain capital expenditures to address any potential liquidity issues, although largely discretionary. The Company has been able to generate significant funds from the sale of interests in its joint ventures in 2013 to allow us to continue as a going concern, including a total of $735,000 from July 1, 2013 through September 30, 2013. We expect to continue to generate additional investment to fund operations through the year ended December 31, 2013; however, we cannot give any assurance of our ability to do so.

Cash flows used in investing activities was $433,295 and 5,347 for the six months ended June 30, 2013 and 2012, respectively. This represents primarily cash used for additions to oil and gas properties, as well as additions to property and equipment.

Cash flow generated from financing was $35,000 and $0 in the six months ended June 30, 2013 and 2012 respectively.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of such disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or Rule 15d 15 under the Securities Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2013. However, management has taken significant steps to improve its disclosure controls and procedures over the last year. The Company has engaged a new Chief Financial Officer, Vice President of Finance, and Accounting Manager to review control deficiencies, implement accounting controls, and provide multiple levels of review of financial information. A new oil & gas accounting software system has been implemented to provide more accurate and detailed financial information. A formal monthly accounting close process has been implemented. Management continues to take steps to improve its disclosure controls and procedures in 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.     Legal Proceedings.

Not applicable.

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

VADDA ENERGY CORPORATION

Date: October 17, 2013	By: /s/ Daro Blankenship
Daro Blankenship
President and Chief Executive Officer
(principal executive officer)

Date: October 17, 2013	By: /s/ Martin N. Mayrath
Martin N. Mayrath
Chief Financial Officer
(principal financial officer)

