Form 10-Q
period 2013-09-30
VADDA ENERGY CORP
filed 2013-11-13
CIK 1082492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of registrant’s common stock outstanding as of October 31, 2013 was 104,235,236.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets:
Cash	$512,662	$358,519
Accounts receivable - net	88,767	59,146
Receivable from affiliate	–	280,046
Deferred federal income taxes - current	29,930	29,930
Prepaid drilling costs	196,195	455,009
Total current assets	827,554	1,182,650

Property and equipment:
Oil and gas properties, using successful efforts method of accounting:
Proved properties	2,506,004	2,130,500
Other property and equipment	362,160	304,369
Less: Accumulated depletion and depreciation	(763,250)	(636,645)
Property and equipment, net	2,104,914	1,798,224

Investment in joint ventures – cost method	849,689	849,689
Deferred federal income tax – non-current	493,537	332,332
Other assets	56,210	56,210

Total Assets	$4,331,904	$4,219,105

Liabilities and Equity:
Accounts payable and accrued liabilities	$351,251	$298,095
Current portion of notes payable	11,329	7,852
Payable to affiliate	136,748	–
Payable to shareholders	12,319	45,319
Deferred revenue	6,587,788	5,796,556
Total current liabilities	7,099,435	6,147,822

Notes payable	20,015	–
Asset retirement obligation	230,982	223,296
Total long-term liabilities	250,997	223,296

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding as of September 30, 2013 and December 31, 2012	–	–
Common stock, $.001 par value; 150,000,000 shares authorized; 104,235,236 and 104,235,236 issued and outstanding as of September 30, 2013 and December 31, 2012	104,235	104,235
Additional paid-in capital	7,136,111	6,948,359
Accumulated deficit	(8,788,409)	(8,212,688)
Total Vadda stockholders’ deficit	(1,548,063)	(1,160,094)
Deficit attributable to noncontrolling interests	(1,470,465)	(991,919)
Total Deficit	(3,018,528)	(2,152,013)

Total Liabilities and Equity	$4,331,904	$4,219,105

See accompanying notes to unaudited consolidated financial statements.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Turnkey drilling revenues	$1,985,435	$1,068,695	$1,985,435	$3,733,169
Natural gas and oil sales	76,474	53,194	232,448	180,279
	2,061,909	1,121,889	2,217,883	3,913,448
Costs and Expenses:
Turnkey drilling costs	1,320,855	622,079	1,320,855	1,891,055
Lease operating expense	3,501	17,781	111,466	69,550
General and administrative	615,677	515,443	1,678,991	1,399,961
Accretion expense	2,562	13,125	7,686	39,376
Depletion and depreciation	43,746	35,396	126,605	106,674
	1,986,341	1,203,824	3,245,603	3,506,616

Income (loss) before income taxes	75,568	(81,935)	(1,027,720)	406,832

Income tax expense (benefit)	33,410	(80,444)	(161,205)	60,556

Net income (loss)	42,158	(1,491)	(866,515)	346,276

Net income (loss) attributable to noncontrolling Interests	35,579	191,993	(290,794)	569,894

Net income (loss) attributable to Vadda common stockholders	$6,579	$(193,484)	$(575,721)	$(223,618)

Basic and diluted income (loss) per Vadda common Share	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	104,235,236	104,235,236	104,235,236	104,235,236

See accompanying notes to unaudited consolidated financial statements.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(866,515)	$346,276
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	126,605	106,674
Accretion expense	7,686	39,376
Deferred tax expense (benefit)	(161,205)	60,556
Changes in operating assets and liabilities:
Accounts receivable	(29,621)	(104,652)
Prepaid drilling costs	258,814	511,931
Other assets	–	(22,208)
Accounts payable and accrued liabilities	53,156	(39,976)
Payable to affiliates	416,794	6,812
Deferred revenues	791,232	(1,405,668)
Net cash provided by (used in) operating activities	596,946	(500,878)

Cash flows from investing activities:
Additions to oil and gas properties	(375,504)	–
Additions to property and equipment	(57,791)	(5,878)
Net cash used in investing activities	(433,295)	(5,878)

Cash flows from financing activities:
Proceeds from note payable	35,000	–
Repayment of note payable	(11,508)	(9,952)
Repayment of shareholder payable	(33,000)	–
Net cash used in financing activities	(9,508)	(9,952)

Net change in cash	154,143	(516,708)

Cash balance, beginning of period	358,519	1,382,166
Cash balance, end of period	$512,662	$865,457

Non cash financing activities:
Non cash contribution to Vadda Energy Corporation	$187,752	$–
Non cash distribution to Mieka LLC owners	$187,752	$–

See accompanying notes to unaudited consolidated financial statements.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Vadda Energy Corporation (“Vadda”) was originally incorporated in Florida in 1997. The foregoing consolidated financial statements include the accounts of Vadda, its wholly owned subsidiary, Mieka Energy Corporation (which changed its name from Mieka Corporation to Mieka Energy Corporation on October 18, 2013) (“Mieka”) and Mieka LLC, a variable interest entity (“VIE”), which collectively are referred to as the “Company”.  All significant intercompany balances and transactions have been eliminated and all normal recurring adjustments have been recorded that are necessary for a fair presentation of the information contained herein.

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

Turnkey Drilling Revenue Recognition

In its role as the managing venturer of various oil and gas drilling joint ventures, the Company enters into turnkey drilling agreements with operators whereby a profit is earned by arranging the drilling and completion of prospect wells funded by the individual joint ventures. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” revenue is deferred until wells are completed as producing wells or determined to be nonproductive. The associated drilling costs of wells are deferred until revenue is recognized. During the nine months ended September 30, 2013, the Company recognized $1,985,435 of turnkey drilling revenue and $1,320,855 of turnkey drilling costs on one completed oil well. During the nine months ended September 30, 2012, the Company recognized $3,733,169 of turnkey drilling revenue and $1,891,055 of turnkey drilling costs on three completed gas wells. As of September 30, 2013 and December 31, 2012, the Company had $6,587,778 and $5,796,556, respectively, in deferred turnkey drilling revenue.  The Company had deferred drilling costs related to turnkey agreements in the amount of $196,195 and $455,009, respectively, as of September 30, 2013 and December 31, 2012.

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

The Company recognized $2,562 and $7,686 of accretion expense during the three and nine months ended September 30, 2013, and $13,125 and $39,376 during the three and nine months ended September 30, 2012.

Recently Issued Accounting Standards

The SEC and FASB continually adopt new reporting requirements and makes revisions to existing disclosures required for oil and gas companies, which are intended to provide investors with a more meaningful and comprehensive understanding of such information. No new pronouncements were issued that would impact the Company’s financial position or operations as of September 30, 2013.

NOTE 3 – INCOME TAXES

The Company computes quarterly income taxes under the effective tax rate method based on applying an anticipated annual effective rate to its quarterly net income (loss), except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three and nine months ended September 30, 2013, the Company’s overall effective tax rate on pre-tax income from operations used was 44.2% and 15.7% respectively. This differs from the 34% statutory tax rate because it is calculated only on the income (loss) of Mieka. There is a full valuation reserve against the tax impact of Vadda’s net loss since it is determined to be unrecognizable in future periods.

Based on net income and losses for the three months and nine months ended September 30, 2013 and 2012, the Company had an estimated income tax expense of $33,410 for the three months ended September 30, 2013, an estimated income tax benefit of $161,205 for the nine months ended September 30, 2013, an estimated income tax benefit of $80,444 for the three months ended September 30, 2012 and an income tax expense of $60,556 for the nine months ended September 30, 2012.

VADDA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Pursuant to an arrangement between the Company and Mieka LLC, an entity wholly owned by the Company’s principal stockholders, Mieka LLC provides drilling and completion services on wells owned by the Company. During the three months ended September 30, 2013 and 2012, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $557,375 and $1,000,035, respectively. During the nine months ended September 30, 2013 and 2012, the Company incurred drilling costs associated with turnkey drilling contracts with Mieka LLC of $2,246,792 and $1,763,617, respectively. As of September 30, 2013 and December 31, 2012, the Company was obligated to pay $1,751,518 and $1,562,206, respectively, to Mieka LLC. This activity is eliminated in the consolidated financial statements.

During the nine months ended September 30, 2013, Mieka LLC was charged an administrative fee of $72,000 from Vadda Energy Corporation and $306,000 from Mieka. This activity is eliminated in the consolidated financial statements.

During the nine months ended September 30, 2013, Daro and Anita Blankenship, principal shareholders of the Company, received aggregate compensation from the Company of $78,000 and $97,500, respectively. During the nine months ended September 30, 2012, they received aggregate compensation of $76,000 and $95,000, respectively. As of September 30, 2013 and December 31, 2012, the Company was obligated to pay Daro and Anita Blankenship $12,319 and $45,319 respectively, in repayment of a previous loan. As of September 30, 2013 the Company had payables to affiliates of $136,748. As of December 31, 2012 the Company had receivables from affiliates of $280,046.

Martin N. Mayrath is a principal of Mayrath & Co., PC, which has been engaged to perform the function of Chief Financial Officer, in addition to providing tax services. The Company paid to Mayrath & Co. a total of $32,522 and $35,484 for its services in the quarters ended September 30, 2013 and 2012, respectively.

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

NOTE 7 – NOTES PAYABLE

In May 2013 the Company obtained an installment loan in the principal amount of $35,000 to purchase a Ford F350 truck. Under the terms of the loan agreement, the loan bears interest at the rate of 4.5% per year and the Company has a monthly payment obligation of $1,042 until the loan’s maturity in May 2016. As of September 30, 2013, the remaining unpaid principal balance was $31,344.

NOTE 8 – LIQUIDITY AND GOING CONCERN

The Company evaluated the ability to continue as a going concern due to the following factors:

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

The Company’s plan to generate cash flows to meet ongoing drilling obligations and fund general and administrative expenses is to execute the following:

•	continue to generate turnkey drilling revenues and profits;
•	obtain carried interests in wells drilled by new joint ventures; and
•	directly participate in wells drilled in the Marcellus Shale, Utica Shale and oil sands in New York and Pennsylvania.

The Company may not be able to raise additional capital or generate turnkey drilling revenues or profits in amounts sufficient to fund ongoing drilling obligations and general and administrative expenses. If the Company cannot continue to raise additional capital or start generating sufficient cash flow from operations the Company may have to significantly delay the timing of expenditures for drilling and/or administrative expenses to meet its current obligations or consider curtailing operations. Although the Company typically retains a significant degree of control over the timing of its capital expenditures, the Company may not always be able to defer or accelerate certain capital expenditures to address any potential liquidity issues, although largely discretionary. The Company has been able to generate significant funds from the sale of interests in its joint ventures in 2013 to allow the Company to continue as a going concern, including a total of $245,000 from October 1, 2013 through October 31, 2013. The Company expects to continue to generate additional investment to fund operations; however, the Company cannot give any assurance of its ability to do so.

NOTE 9 – VARIABLE INTERESTS ENTITIES (VIE)

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

VADDA ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company was considered to be the primary beneficiary as a result of the obligation to absorb losses that could be significant to the VIE. Additionally, since future revenue for the VIE is dependent upon the Company entering into future turnkey contracts or drilling programs, the Company directs activities that most significantly impact economic performance of the VIE. The Company was determined to be the primary beneficiary of the VIE for 2013 and 2012 and the VIE has been included in the consolidated financial statements as of and for the years ended December 31, 2012 and 2011 and as of and for the nine months ended September 30, 2013.

The table below reflects the amount of assets and liabilities from the VIE included in the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Assets:
Cash	$468,930	$278,032
Accounts receivable from affiliates	1,751,518	1,562,206
Prepaid drilling cost	196,195	455,009
Oil and gas properties	187,752	–
Investment in joint ventures	612,500	612,500
Other assets	143,886	60,602
Total assets	$3,360,781	$2,968,349

Liabilities and Equity:
Accounts payable, accrued liabilities, and notes payable	$153,504	$139,513
Deferred revenue	4,677,742	3,820,755
Total liabilities	4,831,246	3,960,268

Retained earnings (accumulated deficit)	(1,470,465)	(991,919)
Total stockholders’ equity (deficit)	(1,470,465)	(991,919)

Total Liabilities and Equity	$3,360,781	$2,968,349

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, as used in this report, the “Company,” “Vadda,” “we,” “us” or “our,” refer, collectively, to Vadda Energy Corporation (“Vadda”), Mieka Energy Corporation, a Delaware corporation and a wholly owned subsidiary of Vadda (“Mieka”), and Mieka LLC, a Delaware limited liability company and a variable interest entity under common control with Vadda and Mieka.

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

2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A—Mieka Jefferson A JV

The 2011 Mieka/Jefferson-Cattaraugus Oil & Gas Project A (“Mieka Jefferson A JV”) began accepting investor subscriptions in December 2011 and had received capital contributions of $7,002,917 as of October 31, 2013. The Mieka Jefferson A JV was originally formed to drill two gas wells, one vertical and one horizontal, targeting the Marcellus Shale formation and two horizontal oil wells, which were to be drilled to the 1st, 2nd or 3rd Bradford Sands formation in western New York. In March 2013, the venture voted to acquire interests in two horizontal wells in New York in substitution for the horizontal gas well. As of September 30, 2013, the vertical natural gas well had been drilled and was awaiting fracking. One of the horizontal oil wells was completed in the quarter ended September 30, 2012 and the other horizontal well has been completed in the quarter ended September 30, 2013. The other two horizontal wells have not yet commenced operations. Mieka holds a 6% carried working interest (4.25% net revenue interest) in the wells that have commenced operations, and will hold a 4% carried working interest (3.4% net revenue interest) in the wells that have not commenced operations. As the managing venturer we have contributed $86,616 of capital for a 1% interest in the joint venture, which equals a 0.44% working interest and a 0.36% net revenue interest in the wells that have commenced operations and will equal a 0.36% working interest and a 0.30% net revenue interest in the wells that have not commenced operation. Additionally, Mieka LLC holds a 10% working interest (8.12% net revenue interest) in one well, which has commenced operations. Mieka LLC and Mieka also each hold a 21.82% working interest (18.55% net revenue interest) in the Potter Lumber #2 well, which was completed in the quarter ended September 30, 2013.

Results of Operations

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Total Revenues. Total revenues increased $940,020 to $2,061,909 for the three months ended September 30, 2013 from $1,121,889 for the 2012 third quarter, due to higher turnkey drilling revenues, in addition to increased natural gas and oil sales.

Turnkey Drilling Revenues. Turnkey drilling revenues recognized during the three months ended September 30, 2013 were $1,985,435, representing revenues recognized on completion of one horizontal oil well under the Mieka Jefferson A JV. During the three months ended September 30, 2012, turnkey drilling revenues recognized were $1,068,695, also for the completion of one horizontal oil well under the Mieka Jefferson A JV.

Natural Gas and Oil Sales. Natural gas and oil sales increased $23,280, or 43.8%, to $76,474 for the three months ended September 30, 2013 from $53,194 for 2012, due to increased production from two new oil wells coupled with an increase in the price of both oil and natural gas.

Total Costs and Expenses. Total costs and expenses increased $785,517, or 65.0%, to $1,986,341 for the three months ended September 30, 2013 from $1,203,824 for the prior year quarter, due to increased turnkey drilling costs, general and administrative costs, and depletion and depreciation in 2013.

Turnkey Drilling Costs. Turnkey drilling costs were $1,320,855 for the three months ended September 30, 2013 and included costs to drill one horizontal oil well under the Mieka Jefferson A JV. Turnkey drilling costs were $622,079 for the three months ended September 30, 2012 and also included costs to drill one horizontal oil well under the Mieka Jefferson A JV.

General and Administrative Expenses. General and administrative expenses increased $100,234, or 19.4%, to $615,677 during the three months ended September 30, 2013 from $515,443 for the same period in 2012 due primarily to increased commissions and payroll related expenses.

Net Income (Loss). Net income attributable to Vadda common stockholders was $6,579, or $0.00 per basic and diluted common share, for the three months ended September 30, 2013 as compared to a net loss attributable to Vadda common stockholders of $193,484, or $0.00 per basic and diluted common share, for the 2012 quarter. The total net income of $42,158 for the third quarter of 2013 represents a consolidated net income, which includes a net income of $35,579 attributable to Mieka LLC. The 2012 total net loss of $1,491 represents a consolidated net loss that includes net income of $191,993 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 9 to the unaudited consolidated financial statements included elsewhere in this report.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Total Revenues. Total revenues decreased $1,695,565 to $2,217,883 for the nine months ended September 30, 2013 from $3,913,448 for the first nine months of 2012, due primarily to a decrease in the amount of turnkey drilling revenue recognized during the nine months ended September 30, 2013.

Turnkey Drilling Revenues. Turnkey drilling revenues recognized during the nine months ended September 30, 2013 were $1,985,435, representing revenues recognized on completion of one horizontal oil well under the Mieka Jefferson A JV. Turnkey revenues for the nine months ended September 30, 2012 were $3,733,169 and represent revenues recognized on two gas wells completed during the first quarter of 2012 under the Marcellus I JV and the Marcellus II JV, and one horizontal oil well completed in the third quarter of 2012 under the Mieka Jefferson A JV project.

Natural Gas and Oil Sales. Natural gas and oil sales increased $52,169, or 28.9%, to $232,448 for the nine months ended September 30, 2013 from $180,279 for the 2012 period, due to increased production from two new oil wells coupled with an increase in the price of both oil and natural gas.

Total Costs and Expenses. Total costs and expenses decreased $261,013, or 7.4%, to $3,245,603 for the nine months ended September 30, 2013 from $3,506,616 for the prior year, due primarily to a decrease in the amount of turnkey drilling costs, offset by an increase in general and administrative costs.

Turnkey Drilling Costs. Turnkey drilling costs were $1,320,855 for the nine months ended September 30, 2013 and included costs to drill one oil well under the Mieka Jefferson A JV. Turnkey drilling costs were $1,891,055 for the nine months ended September 30, 2012 and included costs to drill two gas wells under the Marcellus I JV and the Marcellus II JV in the first quarter of 2012, and one oil well under the Mieka Jefferson A JV in the third quarter of 2012.

General and Administrative Expenses. General and administrative expenses increased $279,030, or 19.9%, to $1,678,991 during the nine months ended September 30, 2013 from $1,399,961 for the same period in 2012 due primarily to increased commission costs and payroll related expenses.

Net Income (Loss). Net loss attributable to Vadda common stockholders was $575,721 or $0.01 loss per basic and diluted common share, for the nine months ended September 30, 2013 as compared to a net loss attributable to common stockholders of $223,618, or $0.00 per basic and diluted common share, for the 2012 period. The total net loss of $866,515 for the nine months ended September 30, 2013 represents a consolidated net loss, which includes a net loss of $290,794 attributable to Mieka LLC. The 2012 total net income of $346,276 represents a consolidated net income that includes a net income of $569,894 attributable to Mieka LLC. Mieka LLC is a variable interest entity that is not owned by the Company, but which shares common control. Due to Mieka LLC’s ownership and dependence upon the Company and its subsidiaries for its cash flows, its financial information is required to be consolidated with Vadda’s and Mieka’s financial statements under variable interest entity accounting. See Note 9 to the unaudited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

The Company evaluated the ability to continue as a going concern through the year ended December 31, 2013 due to the following factors:

•	recurring operating losses;
•	working capital deficiencies;
•	negative cash flows from operating activities; and
•	accumulated deficits.

Cash and cash equivalents totaled $512,662 as of September 30, 2013, as compared to $358,519 as of December 31, 2012. As of September 30, 2013, we had a working capital deficit of $6,271,881, which consisted of $827,554 of current assets offset by $7,099,435 of current liabilities. Current assets as of September 30, 2013 included cash of $512,662, prepaid drilling costs of $196,195, accounts receivable (net) of $88,767, and deferred income tax of $29,930. Current liabilities as of September 30, 2013 included deferred revenue of $6,587,788, accounts payable and accrued liabilities of $351,251, payable to affiliate of $136,748, payable to shareholders of $12,319 and current portion of note payable of $11,329.

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

Cash provided by operating activities was $596,946 for the nine months ended September 30, 2013, compared to $500,878 used in operating activities for the nine months ended September 30, 2012.

Changes in cash flows from operations are largely due to the same factors that affect our net income (loss), excluding various non-cash items such as impairments of assets, depreciation, depletion and amortization and deferred income taxes. For example, changes in turnkey drilling revenues, production volumes and market prices for natural gas and oil directly impact the level of our cash flow from operations.

Although our long-term growth strategy calls for an increased focus on our own natural gas and oil operations and we intend to rely less on turnkey drilling revenues in the future, we expect to continue our reliance on these sources of liquidity in the future. We use cash flows from operations to fund expenditures related to our exploration, development and acquisition of natural gas and oil properties. We have historically obtained most of the capital to fund expenditures related to our turnkey drilling ventures from the sale of interests in the joint ventures to outside participants. Since 2001, we have raised approximately $47.1 million from outside investors in 32 joint ventures that drilled 168 oil and gas wells.

However, our ability to raise capital from outside investors through joint ventures is partly dependent upon the ability of the investors to deduct intangible drilling costs on their federal income tax returns. If there are changes to the U.S. tax laws to eliminate or significantly limit this deduction, it could materially adversely affect our ability to raise capital for new turnkey projects and generate our turnkey drilling revenues.

Our plan to generate cash flows to meet ongoing drilling obligations and fund general and administrative expenses through the remainder of 2013 is to execute the following:

•	continue to generate new turnkey drilling projects;
•	obtain carried interests in wells drilled by new joint ventures; and
•	directly participate in wells drilled in the Marcellus Shale, Utica Shale and oil sands in New York and Pennsylvania.

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

We may not be able to raise additional capital or generate turnkey drilling revenues or profits in amounts sufficient to fund ongoing drilling obligations and general and administrative expenses. If we cannot continue to raise additional capital or start generating sufficient cash flow from operations, we may have to significantly delay the timing of expenditures for drilling and/or administrative expenses to meet our current obligations or consider curtailing operations. Although we typically retain a significant degree of control over the timing of our capital expenditures, we may not always be able to defer or accelerate certain capital expenditures to address any potential liquidity issues, although largely discretionary. The Company has been able to generate significant funds from the sale of interests in its joint ventures in 2013 to allow us to continue as a going concern, including a total of $245,000 from October 1, 2013 through October 31, 2013. We expect to continue to generate additional investment to fund operations through the year ended December 31, 2013; however, we cannot give any assurance of our ability to do so.

Cash flows used in investing activities was $433,295 and $5,878 for the nine months ended September 30, 2013 and 2012, respectively. This represents primarily cash used for additions to oil and gas properties, as well as additions to property and equipment.

Cash flow used in financing activities was $9,508 and $9,952 in the nine months ended September 30, 2013 and 2012, respectively.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of such disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report, as required by paragraph (b) of Rule 13a-15 or Rule 15d 15 under the Securities Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2013. However, management has taken significant steps to improve its disclosure controls and procedures over the last year. The Company has engaged a new Chief Financial Officer, Vice President of Finance, and Accounting Manager to review control deficiencies, implement accounting controls, and provide multiple levels of review of financial information. A new oil & gas accounting software system has been implemented to provide more accurate and detailed financial information. A formal monthly accounting close process has been implemented. Management continues to take steps to improve its disclosure controls and procedures in 2013.

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

__________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VADDA ENERGY CORPORATION

Date: November 13, 2013	By:	/s/ Daro Blankenship
Daro Blankenship President and Chief Executive Officer (principal executive officer)

Date: November 13, 2013	By:	/s/ Martin N. Mayrath
Martin N. Mayrath Chief Financial Officer (principal financial officer)

